Form 10QSB
period 1999-09-30
DURASWITCH INDUSTRIES INC
filed 1999-11-15
CIK 1054070

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

Commission file number:   333-79969

                           DURASWITCH INDUSTRIES, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

NEVADA                                                                          88-0308867
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                             234 S. EXTENSION ROAD,
                               MESA, ARIZONA 85210
                                 (480) 586-3300


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  / /      No /X/

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,495,594 shares of common stock outstanding as of October 31, 1999.

    Transitional Small Business Disclosure Format (check one): Yes /X/ No / /

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           DURASWITCH INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET

                                                                            (Audited)              (Unaudited)
ASSETS                                                                   December 31, 1998      September 30, 1999
CURRENT ASSETS:
  Cash and cash equivalents                                               $    143,860             $  7,262,119
  Accounts receivable (net of allowance for doubtful accounts of $9,346 in 1998 and 1999)
                                                                               136,078                  231,806
  Loan to Camplex / Concept W Corporation
                                                                                  --                    150,000
  Inventory (Note 2)
                                                                               235,567                  487,304
  Prepaid expenses and other current assets
                                                                                76,640                  148,629
                                                                          ------------             ------------
        Total current assets
                                                                               592,145                8,279,858
                                                                          ------------             ------------

PROPERTY AND EQUIPMENT - Net (Note 3)
                                                                               167,672                  472,925
GOODWILL - Net
                                                                               662,767                  608,046
PATENTS AND OTHER ASSETS
                                                                               105,246                   89,453
                                                                          ============             ============
Total assets                                                              $  1,527,830             $  9,450,282
                                                                          ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    221,243             $    205,538
  Accrued expenses and other current liabilities
                                                                               223,331                  442,193
  Line of credit
                                                                                  --                     75,000
  Loans from officers
                                                                                40,281                     --
  Current portion of notes and capital leases payable
                                                                               132,985                  243,913
                                                                          ------------             ------------
        Total current liabilities
                                                                               617,840                  966,644
                                                                          ------------             ------------

LONG-TERM LIABILITIES:
  Notes payable
                                                                               107,701                   72,060
  Capital leases payable
                                                                                50,014                   69,486
                                                                          ------------             ------------
        Total long-term liabilities
                                                                               157,715                  141,547
                                                                          ------------             ------------
        Total liabilities
                                                                               775,555                1,108,191
                                                                          ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized
  4,911,250 and 7,495,407 shares issued and
  outstanding in 1998 and 1999, respectively
                                                                                 4,911                    7,496
  Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
  Additional paid-in capital                                                 3,535,878               13,271,247
  Accumulated deficit
                                                                            (2,788,514)              (4,789,389)
  Promissory note receivable
                                                                                  --                   (147,263)
                                                                          ------------             ------------
        Total stockholders' equity
                                                                               752,275                8,342,091
                                                                          ------------             ------------

                                                                          ============             ============
Total liabilities and stockholders' equity                                $  1,527,830             $  9,450,282
                                                                          ============             ============

See notes to financial statements

                           DURASWITCH INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999
                                                      ------------------  ------------------  ------------------  ------------------
Net sales                                                 $   390,367         $   442,983         $ 1,070,833         $   1,300,762

Cost of goods sold
                                                              368,451             524,065           1,008,570             1,526,670
                                                          -----------         -----------         -----------         -------------

Gross (loss) profit
                                                               21,916             (81,082)             62,263              (225,908)
                                                          -----------         -----------         -----------         -------------

Operating expenses:
   Selling, general and administrative
                                                              306,401             541,415             790,020             1,348,495
    Research and development
                                                               91,136             182,558             274,719               433,670
                                                          -----------         -----------         -----------         -------------

Total operating expenses
                                                              397,537             723,973           1,064,739             1,782,165

Loss from operations
                                                             (375,621)           (805,055)         (1,002,476)           (2,008,073)

Other income (expense) - net
                                                               (2,268)              8,465             (20,293)                7,198
                                                          -----------         -----------         -----------         -------------

Net loss
                                                             (377,889)           (796,590)         (1,022,769)           (2,000,875)

Non cash discount on proceeds of
preferred
stock for beneficial conversion feature
                                                                 --                  --              (740,000)                 --

Net loss attributable to common stock
                                                             (377,889)           (796,590)         (1,762,769)           (2,000,875)

Net loss per common share, basic and                      $     (0.09)        $     (0.13)        $     (0.41)        $       (0.36)
diluted

Weighted average shares outstanding,
basic and diluted                                           4,289,358           6,147,580           4,254,560             5,541,136

                           DURASWITCH INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                                  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999
                                                                                  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $(1,022,769)        $(2,000,875)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization
                                                                                          92,376             153,401
    Gain on sale of equipment
                                                                                            --               (12,500)
    Stock option compensation expense
                                                                                           1,049              10,093
    Issuance of stock for services
                                                                                          22,330               8,500
    Bad debt expense
                                                                                          10,866                --
    Changes in operating assets and liabilities net of the
effects of acquisition:
       Accounts receivable
                                                                                         (30,638)            (95,728)
       Inventory
                                                                                         188,769            (251,737)
       Prepaid expenses and other current assets
                                                                                         (49,014)            (71,989)
       Accounts payable
                                                                                        (156,814)            (15,705)
       Accrued expenses and other current liabilities
                                                                                          51,220             218,862
                                                                                     -----------         -----------
       Net cash used in operating activities
                                                                                        (892,625)         (2,057,678)
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents and other assets
                                                                                         (23,752)             (1,521)
  Advance to Aztec Industries, Inc.
                                                                                         (58,246)               --
  Loan to Camplex/Concept W Corporation
                                                                                            --              (150,000)
  Proceeds from sale of equipment
                                                                                            --                12,500
  Purchases of property and equipment
                                                                                         (57,443)           (328,501)
                                                                                     -----------         -----------
       Net cash used in investing activities
                                                                                        (139,441)           (467,522)
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock
                                                                                       1,087,443           9,397,098
  Principal payments on notes payable and capital leases
                                                                                         (50,025)           (238,358)
  Proceeds from notes payable to shareholders
                                                                                            --               450,000
  Net (decrease) increase in line of credit
                                                                                         (41,000)             75,000
  Net change in loans from officers
                                                                                          (3,170)            (40,281)
                                                                                     -----------         -----------
       Net cash provided by financing activities
                                                                                         993,248           9,643,459
                                                                                     -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                         (38,818)          7,118,259
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                         235,981             143,860
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   197,163         $ 7,262,119
                                                                                     ===========         ===========

                           DURASWITCH INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              NINE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998        SEPTEMBER 30, 1999
                                                              ------------------        ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                                             44,228                     61,602
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                                                57,873
  Reduction of debt in connection with exercise of warrants                                    175,000
  Purchase of Aztec Industries, Inc.:
  Accounts receivable                                               157,856
  Inventories                                                       349,613
  Prepaids and other current assets                                   5,134
  Property and equipment                                             38,352
  Goodwill                                                          729,652
  Accounts payable                                                 (224,021)
  Accrued expenses                                                  (74,873)
  Advances from the Company                                         (58,246)
  Line of credit                                                    (41,000)
  Notes payable                                                    (287,124)
  Leases payable                                                    (28,343)
  Common stock                                                     (567,000)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1:

BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the Company's annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE 2:

INVENTORIES                        DECEMBER 31, 1998      SEPTEMBER 30, 1999

Inventories consist of the following:
Raw materials                           $ 101,765             $ 179,273
Work in process                           111,764               260,975
Finished goods                             42,038                52,056
                                        ---------             ---------
Subtotal                                  255,567               492,304
                                        ---------             ---------
Less reserve                              (20,000)               (5,000)
                                        ---------             ---------
Total                                   $ 235,567             $ 487,304
                                        =========             =========

NOTE 3:

PROPERTY AND EQUIPMENT                               DECEMBER 31, 1998     SEPTEMBER 30, 1999

Property and Equipment consist of the following:
Computer equipment                                        $  81,341             $ 154,541
Office furniture and fixtures                                24,759               110,075
Other machinery and equipment                               116,378               210,279
Leasehold improvement                                          --                 134,203
                                                          ---------             ---------
Subtotal                                                    222,478               609,098
                                                          ---------             ---------

Less accumulated depreciation and amortization              (54,806)             (136,173)

                                                          ---------             ---------
Total                                                     $ 167,672             $ 472,925
                                                          =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales:
We recorded net sales of $442,983 for the three months ended September 30, 1999, the "1999 Period", compared to $390,367 for the three months ended September 30, 1998, the "1998 Period". Sales during the 1998 Period were attributable primarily to sales of membrane type switches and graphic printing services provided to pre-existing customers of Aztec, our wholly owned subsidiary. During 1998, using Aztec's sales and manufacturing capabilities, we began marketing our patented technology and producing prototypes of custom-designed switches and ICPs. During the 1999 Period, net sales increased based on higher volumes of sales and market acceptance of our new switches and ICPs relying on our patented technology rather than older membrane switch technology.

Cost of Goods Sold:
Cost of goods sold were $524,065 for the 1999 Period, compared to $368,451 for the 1998 Period. The increase in cost of goods sold was primarily due to increased manufacturing overhead and application engineering costs related to developing an infrastructure to accommodate anticipated increased sales volumes of new products using our patented technology.

Selling, General and Administrative expenses:
Selling, general and administrative expenses were $541,415 for the 1999 Period, compared to $306,401 for the 1998 Period. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate expected sales and production growth, including increased labor costs and increased occupancy costs relating to additional manufacturing and office space in 1999. We anticipate continuing to increase our sales and marketing staff while adding administrative personnel accordingly.

Research and Development:
Research and development expenses were $182,558 for the 1999 Period, compared to $91,136 for the 1998 Period. The increased costs were attributed to additional engineering personnel and equipment, in order to continue development and testing of new product applications with our patented technologies.

Loss from Operations:
As a result of the factors described above, loss from operations increased to $805,055 for the 1999 Period, compared to $375,621 for the 1998 Period.

Other Expense/Income:
Net other income was $8,465 for the 1999 Period, compared to net other expense of $2,268 for the 1998 Period. The change from net other expense to net other income was based on the investment of cash we received from our public equity offering on September 1, 1999.

Net Loss:
As a result of the factors described above, net loss was $796,590 for the 1999 Period, compared to $377,889 for the 1998 Period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998


Net Sales:
We recorded net sales of $1,300,762 for the nine months ended September 30, 1999, the "1999 Period", compared to $1,070,833 for the same period in 1998, the "1998 Period". Sales during the 1998 Period were attributable primarily to sales of membrane type switches and graphic printing services provided to pre-existing customers of Aztec, our wholly owned subsidiary. Sales during the 1998 Period were attributable primarily to sales of membrane type switches and graphic printing services provided to pre-existing customers of Aztec, our wholly owned subsidiary. During 1998, using Aztec's sales and manufacturing capabilities, we began marketing our patented technology and producing prototypes of custom-designed switches and ICPs. During the 1999 Period, net sales increased based on higher volumes of sales and market acceptance of our new switches and ICPs relying on our patented technology rather than older membrane switch technology.

Cost of Goods Sold:
Cost of goods sold were $1,526,670 for the 1999 Period, compared to $1,008,570 for the 1998 Period. The increase in cost of goods sold was primarily due to increased manufacturing overhead and application engineering costs related to developing an infrastructure to accommodate anticipated increased sales volumes of new products using our patented technology.

Selling, General and Administrative expenses:
Selling, general and administrative expenses were $1,348,495 for the 1999 Period, compared to $790,020 for the 1998 Period. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate expected sales and production growth, including increased labor costs and increased occupancy costs relating to additional manufacturing and office space in 1999. We anticipate continuing to increase our sales and marketing staff while adding administrative personnel accordingly.

Research and Development:
Research and development expenses were $433,670 for the 1999 Period, compared to $274,719 for the 1998 Period. The increased costs were attributed to additional engineering personnel and equipment, in order to continue development and testing of new product applications with our patented technologies.

Loss from Operations:
As a result of the factors described above, loss from operations increased to $2,008,073 for the 1999 Period, compared to $1,002,476 for the 1998 Period.

Other Expense/Income:
Net other income was $7,198 for the 1999 Period, compared to net other expense of $20,293 for the 1998 Period. The change from net other expense to net other income was based on the investment of cash we received from our public equity offering on September 1, 1999.

Net Loss:
As a result of the factors described above, net loss was $2,000,875 for the 1999 Period, compared to $1,762,769 for the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio on September 30, 1999 was 8.6 to 1, compared to 1.0 to 1 on December 31, 1998. Working capital on September 30, 1999 was $7,313,214, compared to ($25,695) on December 31, 1998. The increase in working capital is primarily attributed to an increase in cash from our public equity offering that closed on September 1, 1999. The public offering generated cash of approximately $8,198,000 after associated expenses.

Net cash used in operating activities for the nine months ended September 30, 1999 was $2,032,125, consisting primarily of net losses, an increase in inventory and accounts receivable, which was partially offset by depreciation and amortization and an increase in accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 1999 was $493,075, consisting primarily of a $150,000 loan to Camplex/Concept W Corporation and purchases of property and equipment. The loan to Camplex was made in anticipation of an acquisition of Camplex, which we subsequently abandoned.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $9,643,459, consisting primarily of net proceeds from the sale public offering partially offset by payments on notes, leases and loans.

In December 1998, we obtained a $150,000 bank line of credit, May 1999, we renegotiated the line of credit, which allows us to borrow up to a total of $250,000 at the prime rate plus 2% and matures in May 2000. Outstanding borrowings on the line of credit are secured by a lien on our inventory, accounts receivable and bank accounts. As of September 30,1999, $75,000 was outstanding under the line of credit.

As part of the Aztec acquisition, we assumed a note payable, due March 31, 2002, which requires monthly payments of principal and interest of $4,536 with interest at 13.2% per year. This note is secured by a lien on some of our property and manufacturing equipment. As of September 30, 1999, we owed $114,288 on this note payable. Also in connection with the Aztec acquisition, we assumed an unsecured note payable to one of Aztec's former owners, due January 31, 2000, which carried imputed interest at 8.0% per year. As of September 30, 1999, we owed $13,604 on this note payable.

During the nine months period ended September 30, 1999, we entered into various capital leases for the purchase of property and equipment. These capital leases bear interest at rates ranging from 11.7% to 24.0%. As of September 30, 1999, future principal payments under our existing capital leases were approximately $108,000.

In August 1999, we borrowed $150,000 from a stockholder. This loan matures on December 31, 1999 and bears an annual interest rate of 10%. On September 30, 1999, the outstanding balance was $150,000.

At December 31, 1998, we had approximately $2,284,000 in net operating loss carry forwards available for federal income tax purposes. We have not recognized any benefit from these operating loss carry forwards, which are subject to significant restriction under current tax law and begin to expire in 2011.

As of September 30, 1999, the company had purchase orders outstanding in the amount of $2,292,000.

On August 26, 1999, the Company filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of the Company's common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Cruttenden Roth. The net proceeds from the offering were $8,195,504, which is net of $1,804,496 in costs paid by the Company related to the offering, of which $42,990 consisted of direct or indirect payments to officers or directors of the Company. As of September 30, 1999, the net proceeds have been used for the following: repayment of indebtness of $238,358, repayment of the bank line of credit of $83,964, purchases of capital assets of $51,465 and working capital of $7,821,717, of which $7,262,119 from the net proceeds remains in cash.


We have experienced significant operating losses since our inception. We expect our capital expenditure and working capital requirements in the foreseeable future to increase depending on the rate of our expansion, our operating results, and other adjustments in our operating plan as needed in response to competition or unexpected events. We believe that the net proceeds from our recent public offering, together with available borrowings and our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and required debt payments through fiscal 2000. If we are unable to meet our liquidity requirements or if our liquidity requirements increase, we may require additional financing. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms we find acceptable, if at all.


YEAR 2000 COMPLIANCE:

Our business depends on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others:

- computer hardware and software systems used by us to deliver services to our customers, including hardware and custom and off-the-shelf software supplied by third parties;

- communications networks, such as the internet, which we use to help market our products by providing information to our existing customers and potential customers;

- internal information technology and non-information technology systems of our customers and suppliers;

- computer hardware and software systems we use internally to manage our business, including hardware and custom and off-the-shelf software supplied by third parties; and

- non-information technology systems and services we use in our business, such as telephone systems and HVAC systems.

We have completed an internal review of the hardware and software systems and communication networks we use to deliver services to our customers and to manage our business, including non-information technology systems. We have recently purchased software upgrades, computer systems and a phone system, which we believe are all Year 2000 compliant at a total cost of approximately $125,000. We believe that all of the hardware and software we utilize in our business are Year 2000 compliant, including non-information technology systems. Therefore, we do not anticipate any additional expenditures to bring our systems into compliance. However, failure of currently owned equipment or software to operate properly with regard to the Year 2000 could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, financial condition and results of operations.

The success of our efforts may depend on the success of third parties in dealing with their Year 2000 issues. Many of these parties may not be Year 2000 compliant, and the impact of widespread supplier failure on our business is difficult to determine. We have surveyed our key suppliers regarding their Year 2000 compliance programs and status. We have concluded that most of our key suppliers are compliant or planning to be compliant prior to December 1999. As a contingency against failure of a key supplier to provide us with needed material or services, we have identified alternative sources for our key suppliers. We are also developing additional contingency plans to deal with any other issues that might arise because a key supplier is not Year 2000 compliant. We believe that we have identified alternative third-party suppliers and implemented any other necessary contingency plans.

The failure of a key supplier to become Year 2000 compliant could produce a scenario in which that supplier is not able to supply us with needed material or services and, as a result, we would not be able to provide a customer with product until the supplier became Year 2000 compliant. We believe that we can minimize the chances that this scenario will occur by identifying alternative suppliers. No assurances can be given, however, that alternative third-party suppliers will be successful in meeting our requirements or, if met, that the terms of the arrangement will be as favorable as those of our current suppliers, which could increase our expenses and have a material adverse effect on our business, financial condition, and results of operations.

Any failure to address any unforeseen Year 2000 issue could adversely affect our business, financial condition, and results of operations.

PART II

OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITY AND USE OF PROCEEDS


On August 26, 1999, the Company filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of the Company's common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Cruttenden Roth. The net proceeds from the offering were $8,195,504, which is net of $1,804,496 in costs paid by the Company related to the offering, of which $42,990 consisted of direct or indirect payments to officers or directors of the Company. As of September 30, 1999, the net proceeds have been used for the following: repayment of indebtness of $238,358, repayment of the bank line of credit of $83,964, purchases of capital assets of $51,465 and working capital of $7,821,717, of which $7,262,119 from the net proceeds remains in cash.

ITEM 5.    OTHER INFORMATION

Our board of directors agreed collectively that a reduction in the size of the board would be in the best interest of shareholders. Two of our directors, J. Thomas Webb and Steven R. Green, voluntarily submitted resignations effective October 23, 1999. Both agreed to be available for consulting to us should the need arise. As a result, we now have five directors, which includes two outside directors. There were no disagreements related to these resignations, therefore, no further disclosure is required under Form 8-K.

In connection with the reduction of the number of directors on the board, on September 29, 1999, the directors unanimously approved an amended and restated bylaw of DuraSwitch. This amendment increased the quorum requirement at all meeting of the Board of Directors or any committee thereof, to a majority of the total number of directors of the entire then authorized Board of Director or such committee. A copy of this Amended and restatement bylaw is attached to this Form 10-QSB as Exhibit 3.2

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    See attached exhibit list

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DuraSwitch Industries, Inc.
                                         (Registrant)


Date:  November 12, 1999            By:   /s/  R. Terren Dunlap
                                       ---------------------------------------------------------------
                                               R. Terren Dunlap, Chief Executive Officer and
                                               Chairman of the Board (Principal Executive Officer)



Date:  November 12, 1999            By:    /s/ Robert J. Brilon
                                       -----------------------------------------------------------------
                                               Robert J. Brilon, President, Chief Financial
                                               Officer, Secretary and Treasurer
                                               (Principal Financial and Accounting Officer)

DuraSwitch Industries, Inc.
Exhibit Index to Quarterly Report on Form 10-QSB
For the Quarterly Period Ended September 30, 1999


Exhibit                                              Incorporated by
No.      Description                                 Reference to:              Filed Herewith:
---      -----------                                 -------------              ---------------
3.1      Articles of Incorporation  Form             SB-2 filed with the SEC
         of Registrant                               on August 26, 1999

3.2      Amend and Restated Bylaws                                                     X
         of Registrant

4.1      Articles 3, 4, 5, and 7 of the              Form SB-2 filed with the SEC
         Amended and Restated                        on August 26, 1999
         Articles of Incorporation of
         DuraSwitch Industries, Inc.
         (included in Exhibit 3.1)

4.2      Articles II, III, and VII of the            Form SB-2 filed with the SEC
         Amended and Restated                        on August 26, 1999
         Bylaws of DuraSwitch
         Industries, Inc.
         (included in Exhibit 3.1)

4.3      Specimen Common Stock                       Form SB-2 filed with the SEC
         Certification                               on August 26, 1999

10.1     Employment and Separation                   Form SB-2 filed with the SEC on
         Agreement dated May 1, 1997                 August 26, 1999
         by and between Registrant and
         R. Terren Dunlap

10.1.1   July 30, 1999 Amendment to                  Form SB-2 filed with the SEC on
         R. Terren Dunlap Employment                 August 26, 1999
         Separation Agreement

10.2     Employment and Separation                   Form SB-2 filed with the SEC on
         Agreement dated May 1, 1997                 August 26, 1999
         by and between Registrant and
         Anthony J. Van Zeeland

10.2.1   July 30, 1999 Amendment to                  Form SB-2 filed with the SEC on
         Anthony J. Van Zeeland Employment           August 26, 1999
         Separation Agreement

10.3     Employment and Separation                   Form SB-2 filed with the SEC on
         Agreement dated November 20, 1998           August 26, 1999
         by and between DuraSwitch Industries,
         Inc. and J. Thomas Webb

10.4     Employment and Separation                   Form SB-2 filed with the SEC on
         Agreement dated November 20, 1998           August 26, 1999
         by and between DuraSwitch Industries,
         Inc. and Robert J. Brilon

10.5     Registrant's 1997 Stock Option Plan         Form SB-2 filed with the SEC on
                                                     August 26, 1999


10.6     Form of Grant Letter pursuant to 1997       Form SB-2 filed with the SEC on
         Stock Option Plan                           August 26, 1999

10.7     Registrant's 1999 Stock Option Plan         Form SB-2 filed with the SEC on
                                                     August 26, 1999

10.8     Form of Representative's Warrants           Form SB-2 filed with the SEC on
                                                     August 26, 1999

10.9     Series A Convertible Stock and Warrant      Form SB-2 filed with the SEC on
         Purchase Agreement dated June 30,           August 26, 1999
         1998 by and among DuraSwitch
         Industries, Inc. and Blackwater
         Capital Partners, L.P. and
         Blackwater Capital Group, L.L.C.

10.10    Registration Rights Agreement dated         Form SB-2 filed with the SEC on June
         30, 1998, by and between                    August 26, 1999
         DuraSwitch Industries, Inc.
         and Blackwater Capital Group, L.L.C.

10.11    Registration Rights Agreement dated         Form SB-2 filed with the SEC on June
         30, 1998, by and between                    August 26, 1999
         DuraSwitch Industries, Inc.
         and Blackwater Capital Partners, L.P.

10.12    Letter agreement dated May 14, 1998,        Form SB-2 filed with the SEC on as
         amended July 14, 1998, by and               August 26, 1999
         between DuraSwitch Industries, Inc.
         and Duff & Phelps Securities, LLC

10.12A   Agreement to terminate dated                                                          X
         September 13, 1999 between
         DuraSwitch Industries, Inc.
         and Duff & Phelps Securities, LLC

10.13    Promissory Note of DuraSwitch               Form SB-2 filed with the SEC on
         Industries, Inc. dated January 30, 1998,    August 26, 1999
         As amended December 31, 1998, in
         The aggregate amount of $164,000
         Payable to Anthony G. Shumway

10.14    Warrant to Purchase 182,199 shares          Form SB-2 filed with the SEC on of
         Common Stock of DuraSwitch                  August 26, 1999
         Industries, Inc. issued June
         30, 1998 And held by Duff &
         Phelps Securities, LLC

10.15    Standard Sublease dated October 15,         Form SB-2 filed with the SEC on
         1998, as amended February 2 ,1999,          August 26, 1999
         by and between 234 South Extension,
         L.L.C. and DuraSwitch Industries, Inc.

10.16    Management Services Agreement               Form SB-2 filed with the SEC on
         dated May 1, 1997 by and between            August 26, 1999
         Total Switch, Inc. and VanDun, LLC

10.17    Agreement for Assignment of Present         Form SB-2 filed with the SEC on
         and Future Inventions in Certain            August 26, 1999
         Subject Matter dated May 1, 1997 by
         And between Total Switch, Inc. and
         Anthony J. Van Zeeland

10.18    Ericsson, Inc. purchase order dated         Form SB-2 filed with the SEC on
         April 7, 1999 (portions of the exhibit      August 26, 1999
         have been omitted pursuant to a
         request for confidential treatment)

23.1     Consent of Deloitte & Touche                Form SB-2 filed with the SEC on
                                                     August 26, 1999

23.2     Consent of Quarles & Brady LLP              Form SB-2 filed with the SEC on
                                                     August 26, 1999

27       Financial Data Schedule                                                               X