Form 10KSB40
period 1999-12-31
DURASWITCH INDUSTRIES INC
filed 2000-03-30
CIK 1054070

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-KSB

(Mark one)

[X] Annual report under Section 13 of 15(d) of 1934

For the fiscal year ended DECEMBER 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number 333-79969

                           DURASWITCH INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

NEVADA
(State or Other Jurisdiction of                                   88-0308867
Incorporation or Organization)                                 (I.R.S. Employer
                                                             Identification No.)

234 S. EXTENSION ROAD                                                85210
MESA, ARIZONA                                                      (Zip Code)
(Address of principal executive offices)

                                 (480) 586-3300
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
               Title of Each Class               On Which Registered
               -------------------               -------------------
         COMMON STOCK, PAR VALUE $0.001        AMERICAN STOCK EXCHANGE

Securities registered under Section 12(g) of the Exchange Act:  NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X No    .
                                                                      ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year were $1,674,174.

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 3, 2000 was $34,250,000.

Number of registrant's shares of common stock outstanding as of March 1, 2000 was 7,495,594.

  Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                                 ---      ---

                                TABLE OF CONTENTS

                                                                            PAGE
Part I                                                                         3
Item 1. Description of Business.                                               3
Item 2. Description of Properties.                                            10
Item 3. Legal Proceedings.                                                    10
Item 4. Submission of Matters to a Vote of Security Holders.                  10
Part II                                                                       11
Item 5. Market for Common Equity and Related Stockholder Matters.             11
Item 6. Management's Discussion and Analysis of Results of Operations.        12
Item 7. Financial Statements.                                                 16
Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure.                                             34
Part III                                                                      34
Item 9. Directors, and Officers of the Registrant.                            34
Item 10. Executive Compensation.                                              36
Item 11. Security Ownership of Certain Beneficial Owners and Management.      37
Item 12. Certain Relationships and Related Transactions.                      38
Item 13. Exhibits and Reports on Form 8-K.                                    39

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We have developed and patented an innovative technology utilizing a magnetic based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using the technology. The flexibility and advantages afforded designers and manufacturers using this new technology allows for creation of a new style of switch packages. To prove the advantages of the technology and refine manufacturing efficiencies we design, manufacture and distribute custom electronic switches and integrated controls panels ("ICPs") in our manufacturing facility. We believe this patented technology allows us and our licensees to provide a complete solution to the design challenges faced by original equipment manufacturers ("OEMs"), and component suppliers seeking durable, reliable, low cost switches and ICPs that can easily be incorporated into a slim profile, flat panel design without sacrificing the consistent tactile feedback response, or "click," highly desired by end users. Design News, a trade magazine widely read by design engineers, named our DuraSwitch PushGate(TM) switch "The Best New Product of 1998" in the electrical/electronic category and the DuraSwitch Rotor(TM) switch received honorable mention to "The Best New Product of 1999".

         Since commencing operations in May 1997, we have provided design solutions for a number of leading companies in a variety of industries by custom-designing switches and ICPs that met critical needs. Examples include:

         - the panel operating the doors and the interior operating controls of the monorail trains at Walt Disney World,

         -        lawn irrigation systems made by Rain Bird/Clemar Manufacturing
                  Corp.,

         -        boat trolling motors distributed by Johnson Outdoors,

         -        POS devices distributed by Hypercom,

         -        ship bridge radar control systems produced by Raytheon Marine
                  Company,

         - restaurant food preparation equipment made by Frymaster and by Ram Center, Inc.

         -        water filtration systems made by US Filters

INDUSTRY ANALYSIS

         Electronic switches and ICPs are used in a wide variety of consumer, industrial and agricultural products, such as computers, consumer electronics, mobile phones, consumer appliances, automobiles, fitness equipment, trains, ships, airplanes, tractors, generators, medical devices and commercial food preparation equipment. Electronic switches and ICPs generate a multi-billion dollar global market.

HISTORY OF ELECTRONIC SWITCHES

         In its simplest form, an electronic switch controls the flow of electric current; press the switch to complete the circuit and the current flows to operate a micro-processor, which in turn, performs the desired function. More complex switches, such as volume control knobs on car radios, regulate the precise voltage and electric current flowing through the circuit; turn the knob to increase the voltage and the volume is increased.

         ELECTRO-MECHANICAL SWITCHES. Prior to the early 1970s, traditional electro-mechanical switches represented the design standard in the switch and ICP industries. According to a report by Frost & Sullivan on the 1998 World Electronic Switch Market, switches and ICPs relying on this traditional technology represented approximately $2.75 billion of this market.

         Electro-mechanical switches operate by pushing, turning or sliding a button, knob or lever to mechanically activate a series of movable parts that will close or complete an electrical circuit within the switch itself. The primary advantage of electro-mechanical switches is their feedback response, which permits the user to feel, and sometimes see or hear, changes in the switch when it is activated. An example of feedback response is the clicking noise or sensation perceived by a user when pushing a traditional car radio station preset button or turning the mechanical volume control knob.

         Although they offer excellent tactile feedback to the user, electro-mechanical switches are bulky and mechanically complex. We believe the mechanically complex design of these switches makes them prone to excessive wear, resulting in high production and maintenance costs to customers and end users. Originally designed prior to the trend toward miniaturization in electronic components, electro-mechanical switches are not used in many electronic products produced today because their bulkiness and cost hinders their incorporation into the slim-profile designs currently desired by the market. In addition, the typical design of products incorporating electro-mechanical switches requires the switch to protrude through a panel, making these products difficult to clean and environmentally seal, a design flaw that makes this type of switch undesirable for products used in environments such as hospitals, kitchens and outdoors.

         MEMBRANE SWITCHES. In response to the increasing demand for slim profile, low cost, flat controls panels and push-button switches for electronic equipment, a new electronic switch design was introduced in the early 1970s relying on membrane technology. Since their introduction, membrane switches have captured a significant share of the electronic markets.

         Membrane switches consist of multiple, thin-film layers topped by an overlay with printed graphics or instructions to operate the device in which the switch is incorporated. A typical example of a membrane switch is found on most microwave oven control panels, which feature a graphical overlay layer with numbered buttons and other controls functions, such as "start," "cook" and "defrost." Membrane switches generally are thinner, last longer and less expensive to produce and maintain than electro-mechanical switches. They usually feature a flat, washable surface, which can be easily cleaned and disinfected. Unfortunately, membrane switches, while responsive to customer demands for a slimmer/flat profile, improved durability, and lower costs of production and maintenance, provide no feedback response to the user. Without tactile feedback, users cannot be certain they have activated the switch or they may activate the switch several times, which could cause the opposite effect of what the user intended. Also, the user may push the switch much harder than required to activate the switch, resulting in excessive wear and premature failure.

         To solve the feedback response problem, membrane switch manufacturers typically have offered two solutions. The first solution is to add electronic audio or visual feedback responses, such as a "beep" sound, light, or status icons on a display, to inform the user when the switch has been activated. However, this "solution" increases the cost, complexity and size of the product to which it is added, thus decreasing the advantages of a membrane switch over an electro-mechanical switch.

         The second option to overcome the feedback response problem is to incorporate a metal, rubber or plastic dome as part of the membrane switch. When pressed by a user, the center of the dome will invert and contact the circuit on the membrane layer beneath it. When functioning properly, the dome will return back to its original shape as the user releases his or her finder from the switch, which is intended to provide tactile feedback response to the user. Domed membrane switches, however, require inconsistent amounts of force to be activated, which has proven frustrating to the user, and often do not provide the desired tactile feedback response. In addition, domes are prone to failure due to materials fatigue and, as a result, are much less reliable than membrane switches without domes. Accordingly, using domes in membrane switches to solve the feedback response problem does not provide the consistent tactile feedback desired by the customer or end user, and increases the cost and design complexity while decreasing the reliability of the switch. Domes are also more costly and more difficult to manufacture and assemble than a non-tactile membrane switch.

         ELECTRONIC INTEGRATED CONTROLS PANELS. An ICP typically combines various types of switches, such as push-button, rotary, slider, toggle, dial and rocker switches, into a single control panel with a printed circuit board, lighting, displays and other components. ICPs may include membrane switches, electro-mechanical switches, or a combination of both membrane buttons and electro-mechanical switches. The ICP industry consists of several ICP component parts manufacturers producing printed circuit boards, displays, panels and switches, which we believe represents a global multi-billion dollar market that is significantly larger than the electro-mechanical and membrane switch markets combined.

         OEMs that produce products using ICPs typically have faced a number of design challenges, involving tradeoffs between size, cost, durability and customer preferences. To obtain the benefits offered by membrane switches without forfeiting the consistent tactile feedback response characteristic of electro-mechanical switches, OEMs switches combine electro-mechanical rotary switches with flat panel membrane push-button switches, requiring a marriage of incompatible technologies. In addition to increasing the mechanical complexity and bulkiness of the ICP, this design also requires that a hole be drilled through the membrane switch surface to insert the electro-mechanical rotary switch, increasing the ICP's cost, compromising its ability to be environmentally sealed, and disrupting the flat profile of a typical ICP design using only membrane switches. Also, OEMs usually must deal with a number of different component producers used in their ICPs, which requires a relatively high level of coordination and technological compatibility. As a result, both OEMs and component suppliers are seeking low cost integrated solutions to the design challenges presented by traditional switch technologies, which force designers to sacrifice certain desired features in exchange for others.

THE DURASWITCH SOLUTION

         We have developed a patented technology that enables designers and switch manufacturers to custom design switches and ICPs that overcome the design challenges presented by traditional electro-mechanical and membrane switch technologies. We believe our magnetic-based design enables us and our licensees to provide switches and ICPs that:

         - offer superior durability, enhanced reliability, inherent sealability, and better value compared to switches utilizing traditional technologies,

         - can be easily integrated into flat panel, slim profile designs, and

         - provide the consistent tactile feedback response highly desired by end users.

         In short, our technology enables us to combine the best features of membrane switches without sacrificing the consistent tactile feedback response provided by electro-mechanical switches. Our patented technology and design expertise, together with our strategic alliances with other companies engaged in the electronic switch and ICP industries, also enables us to offer an integrated solution to the design challenges faced by OEMs.

COMPETITIVE ADVANTAGES

         The key to our technology is its simplicity of design and reliance on magnetic force rather than mechanical parts or the elastic properties of materials to operate a switch. Based on our management's experience in the electronic switch and ICP industries, we believe our products offer the following competitive advantages compared to switches and ICPs using traditional electro-mechanical or membrane switch technologies:

         SIGNIFICANTLY GREATER DURABILITY AND RELIABILITY. Because our products rely on a magnetic-based design with few moving parts and virtually no stress, fatigue, or potential breaking points, we believe they are significantly more durable and reliable than traditional electro-mechanical and membrane switches. Since January 1998, we have been testing one of our DuraSwitch PushGate switches. To date, it has exceeded 370,000,000 activations on an electronic counter and is still operating without a single failure. We believe this test result supports our belief in the reliability and durability of our products. By eliminating or reducing the mechanical complexity and precision required by traditional technologies, we believe our patented design makes our switches and ICPs significantly more reliable than electro-mechanical and membrane switches.

         CONSISTENT TACTILE FEEDBACK RESPONSE. Unlike membrane switches and some electro-mechanical switches, our design consistently produces a distinctive "click" each time the user activates our switch. This capability enables us to design and produce switches that do not require the addition of audio or visual cues, such as beeps, lights, or status icons to artificially provide feedback to the user, a solution that would otherwise increase the complexity, size, and cost of the switch design. We are unaware of another switch capable of providing the consistent tactile feedback response highly desired by end users in a low cost, slim profile design.

         EASE OF INTEGRATION IN SLIM PROFILE DESIGN. Because our switches use a multiple thin layer design that incorporates a flexible circuit rather than bulky mechanical parts, they are easily integrated into flat panel/slim profile products currently desired by the market. This design also eliminates the need to breach the surface of the ICP, enabling our ICPs to be easily sealed, cleaned, disinfected and protected from harsh environmental conditions.

         ENHANCED VALUE TO COST RATIO. We believe our switches offer an enhanced value to cost ratio compared to switches using traditional technologies. Our switches cost significantly less to produce than comparable electro-mechanical switches because our magnetic-based design typically requires fewer and less expensive components. In addition, devices using our switches are more durable and reliable than electro-mechanical switches and are therefore less costly to maintain than devices using electro-mechanical switches. Although the initial selling price of our switches may be higher than membrane switches in some instances, we believe the durability and reliability of our switches, combined with their ability to provide a consistent tactile feedback response, make our switches more desirable to end users and less expensive to maintain than membrane switches.

STRATEGY

         Our objective is to become a leader in the electronic switch and ICP industries, by creating licensing agreements with qualified switch manufacturers, switch component assemblies and OEMs, thereby making DuraSwitch technologies the design standard for electronic switches and ICPs. In order to achieve this objective, we intend to implement the following strategies:

EXPLOIT AND MAINTAIN OUR PATENTED TECHNOLOGY'S COMPETITIVE ADVANTAGES

         We intend to exploit and maintain our patented technology's competitive advantages, compared to electro-mechanical and membrane switch technologies, with the objective of making our technology the design standard in the industry. We intend to pursue this strategy by aggressively marketing our technology advantages and broaden market awareness. We are focusing our sales and marketing efforts on our licensing program to more quickly achieve widespread distribution of our technology, and investing heavily in research, development and testing to further refine our technology and expand its possible applications in a wide variety of industries.

INCREASE MARKET AWARENESS OF DURASWITCH'S PATENTED TECHNOLOGICAL ADVANTAGES

         We will aggressively promote our patented technology and design expertise to achieve widespread market awareness of our technologies' advantages compared to switches and ICPs relying on traditional technologies. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch purchasing market. These efforts will include increased advertising in trade magazines, substantially increasing traffic to our web site, participating actively in vendor-sponsored seminars for design engineers, and aggressively promoting our products in the trade media. We believe that promoting our success and our licensees successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our products and their unique competitive advantages.

LEVERAGE OUR STRATEGIC ALLIANCES

         We intend to leverage our current strategic alliances as well as pursue new strategic alliances to increase market awareness and penetration. We have developed strategic alliances with various companies that design and produce complementary electronic component products.

LICENSE SWITCH MANUFACTURERS, SWITCH COMPONENT ASSEMBLIERS AND OEMS

         We have begun licensing our technology to domestic and foreign membrane switch manufacturers. In the U.S., we entered into a non-exclusive licensing agreement with Xymox Technologies, Inc, of Milwaukee, Wisconsin. In February 2000, we granted to Markit Graphics a territory exclusive license in Australia and New Zealand for PushGate technology.

         We are offering DuraSwitch technology to membrane switch manufactures as a product extension, a market differenation and a switch product that integrates rotary, slide and push-button switches into a flat panel environment. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from DuraSwitch. The component cost includes the royalty for the rights to manufacture, assemble and sell patented DuraSwitch products. We support our license with engineering, design, testing, specification materials, marketing assistance, customer leads, and patent protection. Every licensee has strict qualitative standards to maintain as part of their licensee requirements.

PROVIDE FULL SERVICE DESIGN ENGINEERING, TESTING AND MANUFACTURING CAPABILITY

         We intend to be a "one stop shop" for electronic switch solution design engineering, testing, and prototype manufacturing for customers of our technology. OEMs searching for a switch or ICP to install in their products typically may be required to hire multiple engineers to design and test the switch or ICP, hire a manufacturer to produce components, and contract with another vendor for assembly. This multi-vendor approach is costly, complex, time consuming, and requires a relatively high level of coordination and compatibility. With our patented technology, experienced technical and engineering staff, prototype production capabilities, and our licensee relationships for high volume manufacturing, we are able to offer a single source for custom-designed products that combine the best features of membrane and electro-mechanical switch technologies in an integrated solution offering superior value, durability and reliability.

PRODUCTS

         We have a number of switch products based on our patented magnetic-based technology in various stages of production and development. We are currently producing the PushGate(TM), Rotor(TM), and have suspended production of the SnapRotor(TM) push turn switch until a final custom application is identified. Prices of our switches and ICPs range from under $1 for our most basic pushbutton design to in excess of $700 for an ICP involving several different custom-designed controls panels.

THE DURASWITCH PUSHGATE(TM)

         A typical DuraSwitch PushGate switch consists of up to five bonded micro-thin layers of materials, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as "on", "defrost" and "cook" buttons on a microwave oven. Below the top layer is a metal shield which keeps the magnetic field inside the switch, and protects the switch from external electrical and magnetic interference. Below the shield is a thin, flexible layer of magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the flexible circuit. When the button is released, the magnet pulls the disc upward and away from the switch contacts, into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.

THE DURASWITCH ROTOR(TM)

         The DuraSwitch Rotor resembles a typical volume control knob on a car radio, except that unlike an electro-mechanical rotary switch, the back of our switch is flat. The entire assembly can be less than 1/10th of an inch thick. The DuraSwitch Rotor consists of a rotary knob containing embedded magnets, all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small, 1mm, gold-plated balls. Beneath the circular space are printed electronic circuits, which are activated through contact with the gold-plated balls. When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user's instructions to the device. The design of the DuraSwitch Rotor also produces a consistent tactile feedback response to the user, such that the user can feel each "click" as the knob is turned.

THE DURASWITCH SNAPROTOR(TM)

         The DuraSwitch SnapRotor is a combination of a push-button switch and a rotary switch. When not in use, the top of the rotor knob is flush with the surface of the device on which it is mounted. When the top of the rotor knob is pressed, the push-button portion of the switch is activated, sending a signal to a microprocessor and the rotor knob pops up from the device. After the rotor knob pops up it can then be operated in the same manner as a typical rotary switch, such as a volume control knob. After using the rotary switch feature, the rotor can be pushed back into the device, which again activates the push-button portion of the switch and sends a signal to a microprocessor. A typical application for this switch would be combination on/off button and volume control knob.

SWITCHES UNDER DEVELOPMENT

         Switches under development include the Slider(TM), MagnaMouse(TM), Slammer(TM) and SecurIt(TM). The DuraSwitch Slider is similar to the DuraSwitch Rotor, except that it uses a sliding lever instead of a rotating knob. When the slide is moved, the sealed, gold-plated balls underneath the lever move, activating a microprocessor as they pass across contacts on a flexible circuit. As a result of the flexibility of the materials used in its design, the DuraSwitch Slider has the additional advantage of being able to be mounted not only on a flat surface but also on a curved surface such as the dashboard of a car. The DuraSwitch Slider is in the final engineering stage and we are currently producing prototypes for sales samples.

         Generally, our switches are custom-designed to meet specific design challenges or customer requirements dictated by the nature of specific applications. Accordingly, all of these switch designs may be adapted quickly and easily to fit various types of integrated controls panel arrays and electronic products. We are constantly refining our products and designing new variations to meet our customers' design needs.

CUSTOMERS

         We have produced a variety of prototype and production switches and ICPs for original equipment manufacturers and component manufacturers that, in turn, install them into various devices used in a wide variety of industries. These industries and products include:

INDUSTRY              APPLICATION
--------              -----------
AMUSEMENT PARKS       Amusement park turnstiles and Monorail train/ride
                      controls

AUTOMOTIVE            Tire balancer

AVIONICS Flight control simulator and Aircraft cockpit control panels

COMMUNICATIONS        Military telcom equipment

COMPUTERS             Video conferencing equipment and Electrical power
                      distribution

ELECTRONIC ENTRY      Keyless locks

INDUSTRIAL CONTROLS   Chemical processor controls, Water treatment analysis,
                      Volt meter front panel test equipment, Paper shredder
                      controls, Industrial process controls, PCB manufacturing
                      equipment, Car wash controls, Portable magnetic drill
                      bases, Data entry stations, Label stitching equipment,
                      Commercial sprinkler controls, Industrial test equipment
                      and Water purification controls,

MARINE                Ship board radar controls and Boat trolling motors

MEDICAL Hand-held temperature sensors, X-Ray equipment, Veterinary oxygen sensor device and Endoscope disinfectors

MILITARY              "Land Warrior" M-16 rifle computers

POINT OF SALE         Cash registers and Terminals

RESTAURANT            Oven controls, Portion dispensers, Beverage portion
                      dispensers, Order processing systems and Frozen food
                      dispensers

INTELLECTUAL PROPERTY

         Our success depends in part on maintaining and protecting our proprietary technology. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file U.S. and foreign patents for all our relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging, and published materials. These materials include our web site, business cards, letterhead, brochures, and advertisements. We intend to prosecute litigation aggressively against infringers. In order to protect our trade secrets and other intellectual property, we also require our employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of proprietary information to third parties or the use of proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on our time, using our property, or relating to our business. Our management team has extensive experience in protecting technology from global competitors and will oversee our intellectual property protection program.

         As of March 15, 2000, we hold five U.S. Patents (Nos. 5,523,730, 5,666,096, 5,867,082, 5,990,772 and 6,023,213), one Taiwanese Patent (No.
NI-090979), and one Chinese Patent (No. 96110385.X) for a "switch with a magnetically-coupled armature." We also have several patent applications pending in the U.S., Mexico, Canada, France, Great Britain, China, Taiwan, Italy and Germany. We have made further filings under the Patent Cooperation Treaty and through the European Patent Committee.

         We currently own the following trademarks and service marks:
DuraSwitch(R), PushGate(TM), Rotor(TM), SnapRotor(TM), Slider(TM), Slammer(TM), DuraSwitch ICP(TM), MagnaMouse(TM), SecurIt(TM), Touch the Future(TM), and DuraSwitch.com(TM). Each other trademark, trade name or service mark appearing in this report belongs to its holder.

         We have begun focusing our efforts to enter into licensing agreements with leading switch and ICP manufacturers in selected industries in order to increase distribution of our technology and increase market awareness of our products. We have identified automotive, avionics and beverage dispensing industries as potential targets for industry exclusivity arrangements with key players in those industries. We believe that our ability to convince leading switch and ICP manufacturers to use our technology will more broadly and rapidly create awareness and acceptance of our technology in multiple market segments

         On November 17, 1999, we entered into a non-exclusive license agreement with Xymox Technologies for our PushGate technology. Xymox is known as one of the largest manufacturers of membrane switches in North America.

         In February 2000, we entered into a territory exclusive license in Australia and New Zeeland with Markit Graphics for PushGate technology.

WEB SITE: www.duraswitch.com

         Design engineers and purchasing managers, the individuals most likely to make the decision to incorporate our technology in their products, frequently use the Internet to search for design solutions. Therefore, our web site, www.duraswitch.com, is a key component of our current marketing efforts. All of our advertising and promotional materials direct readers to our web site. In addition to attracting potential licensees to our web site for information, we use our web site to generate interest in our technology products. We have already made sales as a result of initial contact with customers through our web site. Using our web site as a promotional tool is also less expensive than other methods, is interactive, and reaches a global audience. Our web site has several features, including:

         - information about the comparative advantages of our patented technology, accompanied by articles published by third parties about our products;

         -        virtual demonstrations of our products;

         - technical data about our products to assist design engineers in designing ICPs and electronic products using DuraSwitch components;

         - e-mail communications links to our design engineers and sales representatives to facilitate dialogue about how our products can be integrated into the customers' products; and

         -        on-line product ordering capability.


ADVERTISING/PUBLIC RELATIONS

         We have advertised in technical periodicals such as Electronic Engineering Master (EEM), Engineering Design News (EDN) and Design News. We believe this media exposure is a cost-effective method of capturing the attention of design engineers. For example, Design News bi-weekly publications are read by approximately 334,800 design professionals throughout the world. Our advertisements are focused on directing new customers to our web site. We also are listed in annual industry specifiers guides, including:

         -        Medical Device Link,

         -        Electronic Manufacturers on the Net,

         -        Thomas Register, and

         -        Electronic Engineering Master.

         In addition, we are conducting a public relations campaign to generate articles highlighting our products to be published in trade magazines. To date, our products have been recognized in several trade magazines, including Appliance Manufacturing and Engineering Design New. In fact, our DuraSwitch Rotor switch has been named a finalist in the 1999 Innovation of the Year Awards Contest sponsored by EDN Magazine. The Rotor is one of the only three products chosen from a field of hundreds of candidates by EDN editors in the "Components, hardware and interconnect" category. During 1998, Design News named the DuraSwitch PushGate switch as "The Best New Product of 1998" in the electrical/electronic category. The DuraSwitch Rotor switch received from Design News honorable mention to "The Best New Product of 1999."

SEMINARS AND TRADE SHOWS

         We intend to give educational presentations about our products at vendor-sponsored seminars for product design engineers. At these seminars, we will be able to meet attendees and provide them with information about our technology and products through multi-media presentations, product demonstrations, brochures and samples. We plan to put attractive displays in our strategic partners' booths at trade shows, which will offer mutually advantageous opportunities by promoting our partners' products as well as expanding awareness of our technology.

COMPETITION

         We operate in highly competitive markets, facing competition from over 125 other companies in the electro-mechanical switch industry, and a substantial number of membrane switch and ICP manufacturing companies. Our five main competitors in the electro-mechanical switch industry are Grayhill, Inc., Cherry Corporation, C&K Components, Inc., Oak Grigsby, Inc., and Cole Instrument Corp. Our five principal competitors in the membrane switch industry are Xymox Technologies, GM Nameplate, Molex, Incorporated, Integrated Data Systems, Inc. and Poly-flex Circuits, Inc.. Our five main competitors in the ICP industry are Lucas Controls, Inc., Eaton Corporation, Rockwell International, Inc./Allen Bradley Division, Johnson Controls, Inc. and United Technologies Corporation. Many of our present and potential competitors have more established products, greater name recognition, stronger sales distribution arrangements, and significantly greater resources than we have. We also expect to compete with companies that have substantial manufacturing, marketing and distribution capabilities; areas in which we may have less experience. Competition, direct and indirect, could materially and adversely affect our revenues and profitability through pricing pressure and loss of sales. Competitors' long term relationships and manufacturers' reluctance to try a new technology could result in loss of sales. The failure to compete successfully would have a material adverse effect our business and financial condition.

EMPLOYEES

         As of December 31, 1999, we had 79 employees, 75 of which work full time.

ITEM 2. DESCRIPTION OF PROPERTIES.

         Our principal administrative, design, testing, manufacturing, and assembly facilities are located in Mesa, Arizona, where we presently lease 33,650 square feet of office and manufacturing space in a building located at 234 South Extension Road. This facility consists of approximately 10,000 square feet of office space and 23,650 square feet of manufacturing space. Our lease terminates on January 1, 2004, subject to our option to extend the term for an additional two years. The base monthly rent for 1999 was $13,000. Future minimum monthly rental payments are $16,000 for 2000 and $17,000 for 2001. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, we may be subject to claims and litigation incident to our business. As of March 28, 1999 we are not involved in any claim or legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On August 19, 1999, we effected a 4.25 to 1 reverse stock split in which we combined each 4.25 shares of our common stock into one share. The reverse split had no effect on the number or par value of authorized shares of our common stock or preferred stock. As a result, the number of shares of common stock outstanding at that time was reduced from 23,255,475 to 5,495,594 shares. One additional share was issued to any stockholder who otherwise would have held a fraction of a share as a result of the reverse stock split. All outstanding options and warrants automatically were appropriately adjusted for the reverse split.

MARKET INFORMATION

         Since August 26, 1999, our common stock has been traded on the American Stock Exchange under the symbol "DRA." Prior to that, our common stock was traded on the OTC Bulletin board under the symbol "DSWT." The high and low inter-dealer prices (as adjusted for the 4.25 to 1 reverse stock split) on the OTC Bulletin Board and AMEX (September 30, 1999 and December 31, 1999) for the calendar quarters during the past two fiscal years are as follows:

         PERIOD ENDED                             HIGH            LOW
         ------------                             ----            ---
         March 31, 1998 ...............          $24.44          $17.47
         June 30, 1998 ................          $21.25          $12.75
         September 30, 1998 ...........          $20.40          $12.75
         December 31, 1998 ............          $14.88          $ 6.38
         March 31, 1999 ...............          $ 9.56          $ 6.38
         June 30, 1999 ................          $11.69          $ 8.23
         September 30, 1999 ...........          $ 5.63          $ 3.00
         December 31, 1999 ............          $10.00          $ 2.50

         These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

DIVIDENDS

     We have not declared any cash dividends on our common stock since inception. We do not intend to declare any dividends on our common stock in the foreseeable future.

HOLDERS

         As of March 1, 2000, there were approximately 285 holders of record of our common stock. We believe that our common stock is held by in excess of 1,000 beneficial holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in these documents include, but are not necessarily limited to, those relating to our:

         - beliefs regarding the competitive technological advantages and anticipated commercial success of our products,

         - intention to achieve widespread commercial acceptance of our technology and products,

         -        ability to carry out our business strategy,

         - objective to establish DuraSwitch technology as the design standard in the electronic switch and ICP industries,

         - estimates of the size of and anticipated growth in the switch and ICP markets,

         - success in developing new or enhanced products to take advantage of market opportunities or to respond to competition, and

         - ability to complete any future acquisitions of products or businesses.

         When you consider the forward-looking statements in this report, you should keep in mind the cautionary information located elsewhere in this report, because the risks discussed in that cautionary information could cause our actual results to be worse than those described in any forward-looking statements.

GENERAL

         The following discussion should be read in conjunction with DuraSwitch's audited consolidated financial statements and associated notes appearing elsewhere in this report.

         We develop and patent technology for electronic switch designs based on "magnetically coupled armature" technology. Using this unique technology, we have produced custom switches and integrated controls panels. We were incorporated on May 1, 1997 as "Total Switch, Inc." In order to use stock to acquire other businesses necessary for our growth, we combined with an inactive publicly traded company on December 31, 1997, and changed its name to "DuraSwitch Industries, Inc.". As a result of this transaction, Total Switch became a wholly-owned subsidiary of DuraSwitch, and Total Switch's former stockholders acquired a controlling interest in DuraSwitch.

During the period from our date of inception, May 1, 1997, to December 31, 1997, we focused on:

         -        developing our patented technology,

         -        financing our operations through private equity issuances, and

         - searching for an acquisition candidate that had an existing customer base, sales network and relevant manufacturing capability.

         On January 31, 1998, we acquired Aztec Industries, Inc. ("Aztec"), a membrane switch manufacturing and graphics printing firm, in exchange for 70,588 shares of our common stock and the cancellation of approximately $60,000 of loans we made previously to Aztec. As a result of this acquisition, we acquired:

         - an established infrastructure of technical design and manufacturing personnel,

         -        customer contacts, and

         - manufacturing capabilities sufficient to support a significant increase in our sales.

         During 1999, we generated revenues primarily from designing, developing, and producing prototypes of customer switch applications. Because we typically custom design switches and ICPs to meet a specific customer's needs, we initially charge our customer for non-recurring engineering and tooling costs related to the new design. If the new design meets specifications and the customer decides to proceed to the prototype stage, we typically charge the customer for producing limited quantities of the new product. Finally, if the customer proceeds to full production of the product utilizing our switch or ICP, the customer will order the desired quantity of product. We intend to generate additional revenues through licensing our technology to other companies in the switch industry from which we expect to receive a royalty fee from the manufacturing and sales of products utilizing our switches and ICPs.

         The majority of our net sales reported for the year ended December 31, 1998 were related to sales of membrane switches and graphic printing products to existing customers. However, in 1999, our sales were primarily related to market acceptance of our switches and ICPs relying on our patented technology rather than older membrane switch technology. In addition, because our operations in 1998 were devoted primarily to design engineering and creating DuraSwitch technology prototypes for new customers, we did not generate significant sales from production purchase orders during 1998. However, in the process of engineering and creating prototype switches for several customers, we have since received production purchase orders for delivery during 1999 and 2000. At December 31, 1999, we had approximately $1.1 million of purchase orders outstanding.

         The principal elements comprising our cost of sales are raw and packaging materials, engineering and assembly, labor, and manufacturing overhead. The major raw materials used in the manufacture of our products include magnets, stamped metal, plastics and conductive inks. Costs related to engineering design work performed for customers and prototype models sold to customers are charged to cost of goods sold. Costs of sales are affected by the efficiency of production methods and utilization of manufacturing capacity, areas in which we have significant experience.

         Our research and development expenses are comprised mainly of labor and leased equipment costs. Our selling, general and administrative expenses are comprised mainly of labor costs associated with our sales and administrative personnel and costs associated with our facilities.

         We are in the early stage of operations and, as a result, the relationship between net sales, cost of goods sold and operating expenses reflected in our financial information may not represent future expected financial relationships. Much of our cost of goods sold and operating expenses are relatively fixed costs. Given our current stage of operations and relatively short operating history, we do not believe period to period comparisons of results of operations are meaningful.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Net Sales:

         We recorded net sales of $1,674,174 for the year ended December 31, 1999, compared to $1,354,790 for the year ended December 31, 1998. During 1999, net sales increased based on higher volumes of sales and market acceptance of our new switches and ICPs relying on our patented technology rather than older membrane switch technology. Sales during 1998 were attributable primarily to sales of membrane type switches and graphic printing services provided to pre-existing customers of Aztec, our wholly owned subsidiary. During 1998, using Aztec's sales and manufacturing capabilities, we began marketing our patented technology and producing prototypes of custom-designed switches and ICPs.

         During 1999, we continued to operate as a full service manufacturer of custom switches for OEMs to continue to expand applications for the technology and end user acceptance. Our marketing research indicates that there is a large potential market for our new technology and manufacturing services and that this market is continuously growing.

Cost of Goods Sold:

         Cost of goods sold were $2,029,208 for 1999, compared to $1,300,190 for 1998. The increase in cost of goods sold was primarily due to increased manufacturing overhead and application engineering costs related to developing an infrastructure to accommodate high quality, custom, low volume prototype work and anticipated increased volumes of new applications using our patented technology. The setup costs and low volume purchasing for prototype quantities were also factors of increased cost of goods sold. We have also incurred significant costs during 1999 related to ensuring a top quality product in the marketplace with our new technology at standards above the industry norm.

Selling, General and Administrative expenses:

         Selling, general and administrative expenses were $2,311,577 for 1999, compared to $1,194,905 for 1998. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate expected licensing programs and sales growth, including increased labor costs and increased occupancy costs relating to additional manufacturing and office space in 1999. Preparing and proving our manufacturing processes, setting quality assurance programs, refining our technology, structuring the technology licensing program all contributed to increased expenses.

Research and Development:

         Research and development expenses were $889,922 for 1999, compared to $409,425 for 1998. The increased costs were attributed to additional engineering personnel, engineering consulting services, and additional modeling and computer equipment in order to continue development and testing of new product applications with our patented technologies.

Loss from Operations:

         As a result of the factors described above, the loss from operations increased to $3,556,533 for 1999, compared to $1,549,730 for 1998.

Other Expense/Income:

         Net other income was $81,615 for 1999, compared to net other expense of $49,698 for 1998. The change from net other expense to net other income was based on the investment of cash we received from our public equity offering on September 1, 1999.

Non-cash discount on proceeds of preferred stock for beneficial conversion feature:

         We incurred a non-cash charge of $740,000 for a beneficial conversion feature relating to the sale of convertible preferred stock on June 29, 1998, which increased the net loss attributable to common stockholders in 1998 to $2,339,428.

Net Loss:

         As a result of the factors described above, the net loss attributable to common stockholders was $3,474,918 for 1999, compared to $2,339,428 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The current ratio on December 31, 1999 was 5.55 to 1, compared to 1.0 to 1 on December 31, 1998. Working capital on December 31, 1999 was $5,652,332, compared to ($25,695) on December 31, 1998. The increase in the current ratio and working capital is primarily attributed to an increase in cash from our public equity offering that closed on September 1, 1999. The public offering generated cash of approximately $8,196,000 after associated expenses.

         Net cash used in operating activities for the year ended December 31, 1999 was $3,272,414, compared to $1,235,824 for 1998. Our net cash used in operating activities in 1999 consisted primarily of net losses, an increase in inventory, and accounts receivable, which was partially offset by depreciation and amortization and an increase in accrued expenses.

         Net cash used in investing activities for 1999 was $603,017, compared to $180,195 for 1998. Our net cash used in investing activities in 1999 consisted primarily of purchases of computer equipment, modeling and test equipment, and leasehold improvements. During the six months of 1999, we made a $150,000 loan to Camplex/Concept W Corporation in anticipation of an acquisition of Camplex, which we subsequently abandoned and received repayment of $60,000 by December 31, 1999.

         Net cash provided by financing activities for 1999 was $9,616,398, compared to $1,323,898 for 1998. Our net cash provided by financing activities in 1999 consisted primarily of net proceeds from our private stock offerings occurring January 1999 through March 1999 and our public stock offering that closed on September 1, 1999.

         In May 1999, we renegotiated our line of credit, which allows us to borrow up to a total of $250,000 at the prime rate plus 2% and matures in May 2000. Outstanding borrowings on the line of credit are secured by a lien on our inventory, accounts receivable and bank accounts. As of December 31, 1999, $75,000 was outstanding under the line of credit.

         As part of the Aztec acquisition, we assumed a note payable, due March 31, 2002, which requires monthly payments of principal and interest of $4,536 with interest at 13.2% per year. This note is secured by a lien on some of our property and manufacturing equipment. As of December 31, 1999, we owed $107,633 on this note payable. Also in connection with the Aztec acquisition, we assumed an unsecured note payable to one of Aztec's former owners, due January 31, 2000, which carried imputed interest at 8.0% per year. As of December 31, 1999, we owed $3,435 on this note payable.

         During 1999, we entered into various capital leases for the purchase of property and equipment. These capital leases bear interest at rates ranging from 15.6% to 24.0%. As of December 31, 1999, future principal payments under our existing capital leases were approximately $98,523.

         In August 1999, we borrowed $150,000 from a stockholder. This loan bore an annual interest rate of 10% and was unsecured. On December 31, 1999, the outstanding balance was $150,000. On February 14, 2000 we repaid this note in full.

         At December 31, 1999, we had approximately $5,650,000 in net operating loss carry forwards available for federal income tax purposes. We have not recognized any benefit from these operating loss carry forwards, which are subject to significant restrictions under current tax law and begin to expire in 2011.

         As of December 31, 1999, we had purchase orders outstanding of approximately $1.1 million, which decreased from $2.3 million on September 30, 1999. The significant change during the fourth quarter was due to the cancellation of a significant purchase order in the amount of $1.5 million for the SnapRotor designed for Ericsson. To date, resolution of the financial responsibility Ericsson will bear for the cancellation is in negotiation.

         On August 26, 1999, we filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of our common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Cruttenden Roth. The net proceeds from the offering were $8,196,312, which is net of $1,803,688 in costs related to the offering, of which $53,354 consisted of reimbursements to our officers or directors of the Company. As of December 31, 1999, the net proceeds have been used for the following: repayment of indebtedness of $238,358, repayment of the bank line of credit of $83,964, purchases of capital assets of $241,898 and working capital of $7,632,092 of which $5,884,827 from the net proceeds remained in cash.

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

YEAR 2000 ISSUES

         Many currently installed computer systems and software products were coded to accept only two-digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. We did not experience any significant Year 2000 disruptions or issues as a result of the change in years from 1999 to 2000. Although we are not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to us in the future. Our current products and all planned future releases are all believed to be Year 2000 compliant. We do not anticipate any significant additional expenditure for Year 2000 compliance.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

Board of Directors
DuraSwitch Industries, Inc.
Mesa, Arizona

We have audited the accompanying consolidated balance sheets of DuraSwitch Industries, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principals generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

February 5, 2000

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                             1998             1999
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   143,860       $  5,884,827
  Accounts receivable (net of allowance for doubtful accounts
    of $9,346 in 1998 and $40,000 in 1999) (Note 9)                               136,078            238,393
  Inventory (Note 4 and 9)                                                        235,567            536,494
  Prepaid expenses and other current assets (Note 5)                               76,640            235,252
                                                                              -----------       ------------
           Total current assets                                                   592,145          6,894,966
PROPERTY AND EQUIPMENT - Net (Note 6, 7 and 10)                                   167,672            592,411
GOODWILL - Net                                                                    662,767            589,805
PATENTS AND OTHER ASSETS                                                          105,246            160,878
                                                                              -----------       ------------
TOTAL                                                                         $ 1,527,830       $  8,238,060
                                                                              ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                            $   221,243       $    242,551
  Accrued salaries and benefits                                                   151,946            462,014
  Other accrued expenses and other current liabilities                             71,385            228,176
  Line of credit (Note 9)                                                          75,000
  Loans from officers (Note 8)                                                     40,281
  Current portion of notes payable and capital leases payable
    (Notes 7 and 10)                                                              132,985            234,893
                                                                              -----------       ------------
           Total current liabilities                                              617,840          1,242,634
                                                                              -----------       ------------
LONG-TERM LIABILITIES:
  Notes payable (Note 7)                                                          107,701             63,985
  Capital leases payable (Note 10)                                                 50,014             60,713
                                                                              -----------       ------------
           Total long-term liabilities                                            157,715            124,698
                                                                              -----------       ------------
           Total liabilities                                                      775,555          1,367,332
                                                                              -----------       ------------
COMMITMENTS AND CONTINGENCIES (Notes 14)

STOCKHOLDERS' EQUITY (Note 11 and 12):
  Common stock, $.001 par value, 40,000,000 shares authorized in 1998 and 1999, 4,911,250 and 7,495,594 shares issued and outstanding in
    1998 and 1999, respectively                                                     4,911              7,496
  Preferred stock, Series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 1998 and 1999
  Additional paid-in capital                                                    3,535,878         13,273,927
  Accumulated deficit (Note 11)                                                (2,788,514)        (6,263,432)
  Note receivable (Note 11)                                                             0           (147,263)
                                                                              -----------       ------------
           Total stockholders' equity                                             752,275          6,870,728
                                                                              -----------       ------------
TOTAL                                                                         $ 1,527,830       $  8,238,060
                                                                              ===========       ============

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1999
--------------------------------------------------------------------------------

                                                        1998            1999
NET SALES                                           $ 1,354,790     $ 1,674,174
COST OF GOODS SOLD                                    1,300,190       2,029,208
                                                    -----------     -----------
           Gross profit (loss)                           54,600        (355,034)
                                                    -----------     -----------
OPERATING EXPENSES:
  Selling, general and administrative                 1,194,905       2,311,577
  Research and development                              409,425         889,922
                                                    -----------     -----------
           Total operating expenses                   1,604,330       3,201,499
                                                    -----------     -----------
LOSS FROM OPERATIONS                                 (1,549,730)     (3,556,533)
OTHER (EXPENSE) INCOME - Net                            (49,698)         81,615
                                                    -----------     -----------
NET LOSS                                             (1,599,428)     (3,474,918)
DISCOUNT (NONCASH) ON PROCEEDS OF
  PREFERRED STOCK FOR BENEFICIAL CONVERSION
  FEATURE (Note 11)                                    (740,000)              0
                                                    -----------     -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $(2,339,428)    $(3,474,918)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED        $      (.55)    $      (.58)
                                                    ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                   4,268,642       6,033,767
                                                    ===========     ===========

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1999
--------------------------------------------------------------------------------

                                                                  COMMON STOCK
                                                                    PAID FOR
                                            COMMON STOCK         BUT NOT ISSUED
                                        -------------------    ------------------
                                         SHARES      AMOUNT    SHARES      AMOUNT
BALANCE, JANUARY 1, 1998                4,138,609    $4,139    32,424    $ 260,000
  Issuance of stock for cash
    previously received                    32,424        32   (32,424)    (260,000)
  Issuance of stock for acquisition
    of Aztec Industries, Inc.              70,588        71
  Net proceeds from sale of
    common stock for cash                 143,451       143
  Net proceeds from sale of Series A
    preferred stock and common
    stock warrants
  Issuance of stock for services           15,765        16
  Stock options exercised                   6,102         6
  Compensation expense
    from stock options
  Conversion of Series A preferred
    stock to common stock                 504,311       504
  Net loss
                                        ---------    ------   -------    ---------
BALANCE, DECEMBER 31, 1998              4,911,250    $4,911      --      $    --
                                        =========    ======   =======    =========

                                               SERIES A
                                           PREFERRED STOCK       ADDITIONAL
                                         ------------------        PAID-IN    ACCUMULATED
                                         SHARES      AMOUNT        CAPITAL      DEFICIT         TOTAL
BALANCE, JANUARY 1, 1998                                         $  509,439    $  (449,086)   $   324,492
  Issuance of stock for cash
    previously received                                             259,968
  Issuance of stock for acquisition
    of Aztec Industries, Inc.                                       566,929                       567,000
  Net proceeds from sale of
    common stock for cash                                           533,608                       533,751
  Net proceeds from sale of Series A
    preferred stock and common
    stock warrants                       504,311      740,000       883,085       (740,000)       883,085
  Issuance of stock for services                                     41,826                        41,842
  Stock options exercised                                               124                           130
  Compensation expense
    from stock options                                               1,403                         1,403
  Conversion of Series A preferred
    stock to common stock               (504,311)   $(740,000)      739,496
  Net loss                                                                     (1,599,428)    (1,599,428)
                                        --------    ---------    ----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                  --      $    --      $3,535,878    $(2,788,514)   $   752,275
                                        ========    =========    ==========    ===========    ===========

                                                                     (Continued)

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                COMMON STOCK
                                                                  PAID FOR          SERIES A
                                            COMMON STOCK       BUT NOT ISSUED   PREFERRED STOCK
                                         ------------------   ---------------   ---------------
                                          SHARES     AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
BALANCE, JANUARY 1, 1999                 4,911,250   $4,911            $
  Net proceeds from sale of common
    stock for cash in private offering     305,992      306
  Net proceeds from sale of common
    stock for cash in public offering    2,000,000    2,000
  Stock warrants exercised                 275,685      276
  Issuance of stock for services             2,667        3
  Compensation expense
    from stock options
  Net loss
                                         ---------   ------   ------   ------   ------    -----
BALANCE, DECEMBER 31, 1999               7,495,594   $7,496            $                  $
                                         =========   ======   ======   ======   ======    =====



                                                       ADDITIONAL      ACCUM-
                                            NOTE        PAID-IN        ULATED
                                         RECEIVABLE     CAPITAL       DEFICIT         TOTAL
BALANCE, JANUARY 1, 1999                               $ 3,535,878    $(2,788,514)   $   752,275
  Net proceeds from sale of common
    stock for cash in private offering                     955,280                       955,586
  Net proceeds from sale of common
    stock for cash in public offering                    8,194,312                     8,196,312
  Stock warrants exercised                (147,263)        565,995                       419,008
  Issuance of stock for services                             8,497                         8,500
  Compensation expense
    from stock options                                      13,965                        13,965
  Net loss                                                             (3,474,918)    (3,474,918)
                                          ---------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                (147,263)    $13,273,927    $(6,263,432)   $ 6,870,728
                                          =========    ===========    ===========    ===========

See notes to consolidated financial statements                       (Concluded)

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1999
--------------------------------------------------------------------------------

                                                                   1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(1,599,428)   $(3,474,918)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                131,169        223,788
      Gain on sale of equipment                                    (11,640)
      Stock option compensation expense                              1,403         13,965
      Issuance of stock for services                                41,842          8,500
      Bad debt expense                                              11,033         30,654
      Obsolete inventory write offs                                 20,000        105,642
      Changes in operating assets and liabilities:
        Accounts receivable                                         16,507       (132,969)
        Inventory                                                   94,046       (406,569)
        Prepaid expenses and other current assets                  (54,551)      (117,034)
        Accounts payable                                           (26,735)        21,308
        Accrued salaries and benefits                               86,167        310,068
        Other accrued expenses and other current liabilities        42,723        156,791
                                                               -----------    -----------
           Net cash used in operating activities                (1,235,824)    (3,272,414)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents and other assets                             (61,434)       (34,232)
  Advance to Camplex                                                             (150,000)
  Advances to Aztec Industries, Inc.                               (58,246)
  Proceeds from Camplex                                                            60,000
  Proceeds from sale of equipment                                                  12,500
  Purchases of property and equipment                              (60,515)      (491,285)
                                                               -----------    -----------
           Net cash used in investing activities                  (180,195)      (603,017)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                1,416,966      9,395,906
  Proceeds from issuance of notes payable                                         550,000
  Principal payments on notes payable and capital leases           (80,451)      (364,227)
  Net draws on line of credit                                      (41,000)        75,000
  Payment of loans from officers                                    28,383        (40,281)
                                                               -----------    -----------
           Net cash provided by financing activities             1,323,898      9,616,398
                                                               -----------    -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                   (92,121)     5,740,967

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       235,981        143,860
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $   143,860    $ 5,884,827
                                                               ===========    ===========

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1999
--------------------------------------------------------------------------------

                                                                                 1998        1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                                        $  58,970    $ 76,985

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                                 55,684      57,873
  Reduction of debt in connection with exercise of warrants                                 175,000
  Note receivable in connection with exercise of warrants                                   147,263
  Increase in patents in exchange for reduction in advance to related party                  48,422
  Purchase of Aztec Industries, Inc.:
    Accounts receivable                                                         157,856
    Inventories                                                                 349,613
    Prepaids and other current assets                                             5,134
    Property and equipment                                                       38,352
    Goodwill                                                                    729,652
    Accounts payable                                                           (224,021)
    Accrued expenses                                                            (74,873)
    Advances from the Company                                                   (58,246)
    Line of credit                                                              (41,000)
    Notes payable                                                              (287,124)
    Leases payable                                                              (28,343)
    Common stock                                                               (567,000)

See notes to consolidated financial statements.                      (Concluded)

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1999

1.       NATURE OF BUSINESS

The Company was incorporated as Total Switch, Inc. ("TSI") on May 1, 1997. On December 31, 1997, TSI entered into a stock exchange agreement with SOS International, Inc. ("SOS"), a Nevada corporation that was traded on the OTC Bulletin Board. SOS had nominal assets and no liabilities on the date of the acquisition. Under the stock exchange agreement, SOS changed its name to DuraSwitch Industries, Inc. (the "Company") and acquired all of TSI's stock in exchange for approximately 85 percent of SOS's outstanding common stock. As a result of this transaction, TSI became a wholly-owned subsidiary of the Company, and TSI's former stockholders took controlling interest in the Company. For accounting purposes, the acquisition has been treated as a recapitalization of TSI with TSI as the acquirer (reverse merger). As a consequence of this combination, the Company became a publicly-traded company.

At December 31, 1997, the Company was in the development stage. During 1998, through the acquisition of Aztec Industries, Inc. ("Aztec"), the Company commenced operations and is no longer in the development stage. The Company designs, manufactures, markets and distributes integrated electronic control panels developed with its patented technology. The Company has begun marketing efforts to broadly license its patented switch technology to other switch OEMs.

On January 31, 1998, the Company acquired 100 percent of the outstanding stock of Aztec by issuing 70,588 shares of common stock valued at $8.03 per share, which price was based on the price of recent sales of common stock at such time, and the forgiveness of advances made to Aztec prior to the acquisition. The purchase of Aztec was recorded using the purchase accounting method, which requires an adjustment of all assets and liabilities of Aztec to their estimated fair values on the date of acquisition. The excess of the consideration paid by the Company over the estimated fair value of the net assets acquired ("goodwill") was $729,652 and is being amortized over ten years. The results of operations of Aztec are included in the Company's consolidated financial statements beginning on February 1, 1998.

The Company has experienced significant operating losses since its inception. The Company raised approximately $8,196,000 from its public offering in August 1999. In addition, the Company has a $250,000 line of credit it may utilize, if necessary, of which $75,000 was outstanding at December 31, 1999 (Note 9). As a result of the public offering, management believes the Company will be able to meet the Company's presently projected cash and working capital requirements for the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company's ability to increase revenues, control expenditures, and become profitable.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following paragraphs summarize the significant accounting policies followed by the Company in the preparation of its financial statements.

PRINCIPLES OF CONSOLIDATION - All material intercompany balances and transitions have been eliminated in consolidation.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY is carried at the lower of cost, determined using the FIFO ("first-in, first-out") method, or market.

PROPERTY AND EQUIPMENT - Depreciation is computed using the straight-line method over the useful lives of the related assets as follows:

                    Computer equipment              3 years
                    Other machinery and equipment   5 years
                    Office furniture and fixtures   5 years
                    Leasehold improvements          5 years

PATENTS are recorded at cost and amortized using the straight-line method over five years. Patents are recorded net of accumulated amortization of $25,528 and $52,550 at December 31, 1998 and 1999, respectively.

GOODWILL is recorded at cost and is being amortized on a straight-line basis over ten years. Goodwill is recorded net of accumulated amortization of $66,885 and $139,851 at December 31, 1998 and 1999, respectively.

INCOME TAXES - Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes.

LOSS PER COMMON SHARE - Basic earnings or loss per share is computed by dividing the loss attributable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed using the weighted average number of shares of common stock outstanding plus the dilutive effect of any stock options or warrants if they are dilutive.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, accounts payable and loans and notes payable approximate fair values due to the short-term maturities of these instruments. The fair value of notes payable and capital leases approximate the carrying value of these instruments because the terms are similar to those in the market place under which they could be replaced.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB No. 133, which delays the implementation of SFAS No. 133 for one year. Management has not competed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to disclose the impact, if any, that adopting SFAS No. 133 will have on its financial position and results of operation when such statement is adopted.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       CONCENTRATION

The Company maintained its deposits in three financial institutions at December 31, 1998 and in four financial institutions at December 31, 1999. At December 31, 1998 and 1999, the Company maintained deposits in excess of federal depository insurance.

Over 50 percent of the Company's net sales were generated from sales to 13 customers in 1998 and 11 customers in 1999. In 1998, one customer constituted over 11 percent of the Company's net sales. In 1999, no customers exceeded 10 percent of the Company's net sales.

4.       INVENTORY

Inventory consists of the following at December 31:

                                                        1998             1999
                                                        ----             ----
Raw materials                                        $ 101,765        $ 252,121
Work in process                                        111,764          204,729
Finished goods                                          42,038           99,644
Less reserve for obsolete inventory                    (20,000)         (20,000)
                                                     ---------        ---------
Total inventory                                      $ 235,567        $ 536,494
                                                     =========        =========

5.       LOAN TO CAMPLEX

Included in prepaid expenses and other current assets is an advance to Camplex/Concept W Corporation ("Camplex"). During the first six months of 1999, the Company advanced $150,000 to Camplex, an entity that the Company had considered as a possible acquisition candidate. On May 14, 1999, the Company determined that it would not acquire Camplex. The $150,000 unsecured loan to Camplex is due December 31, 2000 and bears interest at 9 percent per annum. During 1999, the Company received partial cash payments and services performed by Camplex, which reduced the amount owed by Camplex. At December 31, 1999 the outstanding balance was $41,578.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                        1998             1999
                                                        ----             ----
Computer equipment                                   $  81,341        $ 207,110
Other machinery and equipment                          116,378          335,835
Leasehold Improvements                                 150,335
Office furniture and fixtures                           24,759           75,663
                                                     ---------        ---------
Total                                                  222,478          768,943
Less accumulated depreciation                          (54,806)        (176,532)
                                                     ---------        ---------
Property, plant and equipment - net                  $ 167,672        $ 592,411
                                                     =========        =========

7.       NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                1998       1999
                                                                ----       ----
Note payable to bank, payments of principal and interest
  of $4,536 with interest at 13.2% per annum, due March 31,
  2002, collateralized by property and equipment              $142,582   $107,633
Note payable to stockholder, who is an employee of the
  Company, interest at 10% per annum, due on demand by
  stockholder or December 31, 2000, unsecured, paid in
  full subsequent to year end                                  150,000
Note payable to former owner of Aztec, imputed interest
  at 8.0% per annum, due January 31, 2000, unsecured            72,787      3,435
                                                              --------   --------
Total                                                          215,369    261,068
Less current portion                                           107,668    197,083
                                                              --------   --------
Long-term notes payable                                       $107,701   $ 63,985
                                                              ========   ========

         On January 15, 1999, we borrowed $100,000 from Blackwater Capital Partners, L.P ("Blackwater"). The loan accrued interest at an annual rate of 9 percent. On April 30, 1999, Blackwater exercised warrants to purchase 126,077 shares of common stock. As partial payment for the exercise price, Blackwater agreed to cancel our $100,000 loan in connection with their exercise of these warrants.

On April 30, 1999, the Company borrowed $200,000 from two stockholders. The outstanding borrowings are due July 1, 2000 and bear interest at a rate of 10 percent per annum. The promissory notes were reduced by $75,000 in connection with the exercise of warrants on June 30, 1999. The Company borrowed an additional $200,000 under the same terms on July 1, 1999. These notes were repaid in full during September of 1999.

Future minimum maturities of notes payable as of December 31, 1999 are as follows:

2000                                                                    $197,083
2001                                                                      49,812
2002                                                                      14,173
                                                                        --------
Total                                                                   $261,068
                                                                        ========

8.       LOANS FROM OFFICERS

Loans from officers consisted of two notes payable due to two stockholders who are employees of the Company. The notes were paid in full in January and March of 1999. The notes, which bore interest at a rate of 9.5 percent and 18 percent, were not collateralized.

9.       LINE OF CREDIT

The Company maintains a $250,000 line of credit with a bank that bears interest at the prime rate plus 2% (10.5% at December 31, 1999) and expires on May 27, 2000. Outstanding borrowings on the line of credit are collateralized by the Company's accounts receivable and inventory. The Company has net borrowings of $75,000 against this line of credit at December 31, 1999.

10.      CAPITAL LEASES

The Company has property and equipment with a gross value of $147,880 and book value of $97,024 under various capital leases. The amortization of fixed assets acquired in capital leases is included in depreciation expense. At December 31, 1999, the present value of future minimum capital lease payments are as follows:

2000                                                                    $ 52,324
2001                                                                      48,213
2002                                                                      13,362
2003                                                                      11,263
                                                                        --------
Total                                                                    125,162
Less interest at rates ranging from 15.65% to 24.02%                      26,639
                                                                        --------
Present value of minimum capital lease obligations                        98,523
Less current portion of capital lease obligations                         37,810
                                                                        --------
Long-term portion of capital lease obligations                          $ 60,713
                                                                        ========

11.      STOCKHOLDERS' EQUITY

COMMON STOCK - In January 1998, the company issued 32,424 shares of common stock for cash that was received in December 1997.

In connection with the sale of common stock during 1998, the Company issued warrants to purchase 89,929 shares of common stock as consideration for services provided by consultants who assisted the Company in raising capital. The estimated fair value of the warrants issued was $185,844, as determined using the Black-Scholes valuation model assuming an expected average risk-free interest rate of 5 percent, an expected life of four to five years, an expected volatility of 45 percent and expected dividend rate of zero percent. These warrants expire on June 30, 2003 (42,870 warrants with an exercise price of $1.98 per share) and November 20, 2003 (47,059 warrants with an exercise price of $3.19 per share).

SERIES A CONVERTIBLE PREFERRED STOCK - As of December 31, 1999, no preferred stock is outstanding. The Series A convertible preferred stock is convertible into common stock at a rate of one for one and has the same voting rights as the common stock. Dividends accumulate as declared by the Board of Directors and none have been declared. Preferred stockholders have preferences in the event of liquidation and would receive dividends prior to common stockholders if dividends are declared.

During 1998, the Company raised $1,000,000 in a private placement from the sale of 504,311 shares of Series A convertible preferred stock and warrants to purchase 252,155 shares of common stock at a price of $1.98 per share. The warrants were exercised during 1999. All shares of Series A convertible preferred stock were converted to common stock on December 31, 1998. The Company incurred offering costs of $116,915, which were treated as a reduction of additional paid-in capital. The Series A convertible preferred stock sold in 1998 had a beneficial conversion feature because the preferred stock was immediately convertible into common stock at a price less than the then current fair market value, which value was based on the price of recent sales of common stock at such time. The carrying amount of the preferred stock was discounted by the intrinsic value of the beneficial conversion feature, which was determined to be $740,000. The $740,000 discount was immediately amortized and charged to accumulated deficit and is treated in a manner similar to a dividend to preferred stockholders.

WARRANTS - On March 1, 1999, the Company sold to two stockholders warrants to purchase 23,530 shares of common stock at a price of $3.19 per share. These warrants were purchased by the stockholders for $5,000. The warrants were exercised on June 30, 1999 for a $75,000 reduction in principal of promissory notes executed with the Company on April 30, 1999.

On April 30, 1999, Blackwater exercised warrants to purchase 252,155 shares of common stock at a price of $1.98 per share. As payment for the exercise price, Blackwater paid approximately $250,000 in cash, agreed to cancel our $100,000 loan and executed a note payable to us in the amount of $147,263. This note bears interest at 8% per year and is payable on the earlier of the completion of this offering or December 31, 1999. On, December 30, 1999, the company agreed to change the payable due date from December 31, 1999 to March 1, 2000. Subsequent to year end Blackwater paid this note in full.

In connection with the public offering that closed in September 1999, the underwriter, Cruttenden Roth Incorporated was granted 200,000 warrants at an exercise price of $8.25 per share, which represents 165 percent of the per share offering price. This grant of 200,000 warrants will expire on August 26, 2004.

A summary of changes in outstanding warrants is as follows:

                                                          WARRANTS    PRICE RANGE
Warrants issued and outstanding as of December 31, 1998    342,084    $1.98-$3.19
Warrants issued during 1999                                223,530    $3.19-$8.25
Exercised during 1999                                     (275,685)   $1.98-$3.19
                                                          --------    -----------
Balance, December 31, 1999                                 289,929    $1.98-$8.25
                                                          ========    ===========

COMMON STOCK REVERSE SPLIT - Effective August 16, 1999, the Company's board of directors declared a 4.25 for 1 reverse stock split for all common shares outstanding, which became effective August 19, 1999. All references in the financial statements to number of shares, per share amounts and stock option data of the Company's common and preferred stock have been restated to reflect the effect of the reverse stock split.

12.      INCENTIVE STOCK OPTION PLAN

Effective May 1, 1997, the Board of Director's approved a stock option plan ("1997 plan"). This plan provides for the granting of incentive and nonqualified stock options to officers, directors and employees of the Company. The plan also provides for the granting of nonqualified stock options to any director, consultant or other individual whose participation the Board of Directors determines to be in the best interest of the Company. The number of shares authorized for options under this plan is 823,535.

The Company's 1999 Stock Option Plan (the "1999 Option Plan") was adopted by the Company's Board of Directors and ratified by the stockholders on March 8, 1999. The maximum number of shares of common stock subject to options that may be outstanding at any time under the 1999 Option Plan is 235,294 shares of common stock.

The Company accounts for the fair value of the options issued to nonemployees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The compensation cost that has been charged against income for 1998 and 1999 for the plan options is $1,403 and $13,965, respectively. Options granted to nonemployees were for services performed such as engineering, consulting and public relations.

As permitted by SFAS No. 123, the Company has elected to continue to measure cost for its stock-based compensation plans with employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized as the option prices are equal to or greater than fair market value on the grant dates. Had compensation for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with a methodology prescribed in SFAS No. 123, the Company's net loss attributable to common stock and net loss per share for the years ended December 31, 1998 and 1999 would have been increased to the pro forma amounts indicated below:

                                                     1998               1999
Net loss:
  As reported                                    $(2,339,428)       $(3,474,918)
  Pro forma                                       (2,635,764)        (3,673,313)
Basic and diluted net loss per share:
  As reported                                           (.55)              (.58)
  Pro forma                                             (.62)              (.61)

Options granted under both plans expire up to ten years from the date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.

A summary of changes in stock options is as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                         OPTION         EXERCISE
                                                         SHARES           PRICE
Balance, January 1, 1998                                 98,700          $ 0.57
Options granted during 1998                             640,932           13.18
Exercised                                                (6,102)          (0.02)
                                                       --------          ------
Balance, December 31, 1998                              733,530           11.60
Options granted during 1999                             169,616            4.01
Exercised                                                     0               0
                                                       --------          ------
Balance, December 31, 1999                              903,146          $10.17
                                                       ========          ======

                                                         1998             1999
Exercisable at the end of the year                      445,296          620,914
                                                       ========         ========
Weighted average fair value of options
  granted during the year                              $  13.18         $   4.01
                                                       ========         ========

    Range of
 Exercise Price            Options Outstanding              Options Exercisable
----------------   ------------------------------------   ----------------------
                                  Weighted
                                   Average     Weighted                 Weighted
                                  Remaining     Average                  Average
                      Option     Contractual   Exercise     Options     Exercise
                   Outstanding      Life         Price    Exercisable     Price
----------------   -----------   -----------   --------   -----------   --------
$ 0.02    $ 1.32      92,604         7.5        $ 0.61       89,552     $ 0.59
$ 3.13    $ 3.50     140,649         9.5        $ 3.17       28,649     $ 3.21
$ 6.38    $ 8.50     380,077         8.9        $ 6.52      213,368     $ 6.52
$13.01    $22.31     289,816         8.5        $21.42      289,345     $21.43
------    ------     -------         ---        ------      -------     ------
$ 0.02    $22.31     903,146         8.6        $10.17      620,914     $12.46
======    ======     =======         ===        ======      =======     ======

13.      INCOME TAXES

Net deferred tax assets consist of the following at December 31:

                                                        1998            1999
Deferred tax assets:
  Operating loss carryforwards                       $ 913,600      $ 2,258,600
  Contribution carryforwards                             6,800            6,800
  Other                                                 18,900           31,200
                                                     ---------      -----------

Total                                                  939,300        2,296,600
Less valuation allowance                              (939,000)      (2,296,300)
                                                     ---------      -----------

Total                                                      300              300
Deferred tax liabilities - Depreciation                   (300)            (300)
                                                     ---------      -----------

Total                                                $    --        $      --
                                                     =========      ===========

During the years ended December 31, 1998 and 1999, the Company recognized a valuation allowance of $611,000 and $1,356,000, respectively, against deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company's net operating loss carryforwards of approximately $5,650,000 for federal income tax purposes begin to expire in 2011. Use of these operating loss carryforwards are subject to significant restriction under current tax law.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the periods ended December 31, 1998 and 1999 due to the following:

                                                         1998           1999
Benefit calculated at statutory rate                  $ 544,000     $ 1,181,000
Increase (decrease) in income resulting from:
  State income taxes, net                                96,000         208,000
  Nondeductible expenses                                (29,000)        (33,000)
  Valuation allowance                                  (611,000)     (1,356,000)
                                                      ---------     -----------
Total                                                 $    --       $      --
                                                      =========     ===========

14. COMMITMENTS

MANAGEMENT SERVICES AGREEMENT - The Company has a management services agreement with a company owned and operated by the two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technology. This agreement remains in effect until the expiration of the last patents which may issue on the switch technology. During 1998 and 1999, the Company expensed approximately $800 and $8,900, respectively, under this agreement.

EMPLOYMENT AND SEPARATION AGREEMENTS - The Company has several employment and separation agreements with key members of management. These agreements call for a base salary and bonuses based upon the performance of the Company. These agreements also provide for salary and benefits in the event of termination.


LEASE AGREEMENTS - Rent expense for the periods ended December 31, 1998 and 1999 approximated $81,500 and $148,000, respectively. Future minimum rental payments are as follows:

 2000                             $192,168
 2001                              201,906
 2002                              211,829
 2003                              222,094
                                  ========
Total                             $827,997
                                  ========


During 1998, the Company entered into an exclusive financial advisor agreement with Duff & Phelps Securities ("D&P"). This agreement was terminated on October 13, 1999. D&P introduced the venture capital firm that purchased $1,000,000 of preferred stock and warrants (see note 11) and was to assist the Company in raising capital. The Company paid D&P a fee, and the Company was required to pay D&P additional fees if certain transactions occurred.

                                   * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 9. DIRECTORS, AND OFFICERS OF THE REGISTRANT.

OUR DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of DuraSwitch, their ages, and their positions held with DuraSwitch are as follows:

                                                YEAR
                                                TERM
NAME                                    AGE      ENDS     POSITION
----                                    ---      ----     --------
R. Terren Dunlap ....................   55       2002     Chief Executive Officer, Chairman of the Board and
                                                          Director

Anthony J. Van Zeeland ..............   58       2002     Chief Operating Officer, Executive V. P. of
                                                          Engineering and Director

Robert J. Brilon.....................   39        N/A     President, Chief Financial Officer, Treasurer and
                                                          Secretary

John W. Hail.........................   69       2000     Director

William E. Peelle....................   50       2000     Director

Michael A. Van Zeeland...............   25       2001     Director

       R. TERREN (TERRY) DUNLAP has served as Chairman of the Board of Directors and Chief Executive Officer of DuraSwitch since our formation in May 1997. From 1983 to March 1994, Mr. Dunlap served as Chairman and Chief Executive Officer of Sensory Science Corp. (formerly Go-Video, Inc.), a publicly held manufacturer of consumer electronic video products which he founded. From April 1994 to October 1999, Mr. Dunlap served as a consultant to Sensory Science Corp. Mr. Dunlap also serves as a director of Advantage Marketing Systems, Inc., a publicly held provider of health products. Mr. Dunlap received a B.S. degree in Business Administration from Ashland University and a J.D. degree from Ohio Northern University.

       ANTHONY J. VAN ZEELAND has served as a director and as Chief Operating Officer and Executive Vice President of Engineering of DuraSwitch since our formation in may 1997. From 1990 to 1997, Mr. Van Zeeland was employed as Vice President of Engineering at DataHand Systems, Inc., a computer keyboard manufacturing company. During the same time period, he was also a director and Director of Development Engineering of Monopanel Technologies, Inc., a membrane switch manufacturing company. Mr. Van Zeeland holds a B.S. degree in Physics and a Masters of Science in Materials Engineering from the University of Wisconsin. Anthony J. Van Zeeland is the father of Michael A. Van Zeeland., a director of DuraSwitch.

       ROBERT J. BRILON became President and Chief Financial Officer of DuraSwitch in November 1998. From May 1997 until November 1998, Mr. Brilon served as a financial and business consultant to DuraSwitch. Between January 1997 and November 1998, Mr. Brilon was Chief Financial Officer of Gary Gietz Master Builder, a luxury custom home builder. Between April 1995 and December 1996, Mr. Brilon was Corporate Controller for Rental Service Corp., a publicly held industrial equipment rental company. Between April 1993 and April 1995, Mr. Brilon served as Chief Financial Officer and Vice President of Operations and Administration of DataHand Systems, Inc. Mr. Brilon holds a B.S. degree in Business Administration from the University of Iowa and is a C.P.A.

       JOHN W. HAIL has served as a director of DuraSwitch since March 1999. Since 1988, Mr. Hail has served as Chief Executive Officer and Chairman of the Board of Directors of Advantage Marketing Systems, Inc., a publicly held provider of health and beauty products. He also serves on the board of directors of Pre-Paid Legal Services, Inc., a publicly held company engaged in the sale of legal services contracts. Mr. Hail received an honorary doctorate degree from Oklahoma City University.

       WILLIAM E. PEELLE has served as a director of DuraSwitch since May 1999. Mr. Peelle founded Peelle Law Offices Co. in 1994 and has practiced law and represented a number of businesses since 1975. Mr. Peelle has also served as the elected prosecuting attorney of Clinton County, Ohio, since 1994. Mr. Peelle has served as counsel or as a member of the Board of several community organizations. Mr. Peelle received his J.D. degree from Ohio Northern University, and has a B.S. degree in Business Administration from Ohio State University.

       MICHAEL A. VAN ZEELAND has served as a director of DuraSwitch since May 1997. Mr. Van Zeeland is currently a graduate student at U.C.L.A., working on his Ph.D. in plasma physics. From January 1998 to September 1998, we employed him as an engineering physicist. During the summer of 1997, he was employed at Arizona State University working on theoretical physics. During the summer of 1996, Mr. Van Zeeland worked as an intern at the University of California-Irvine in a program funded by the National Science Foundation. From August 1995 to May 1996, Mr. Van Zeeland worked as an intern under the NASA Space Grant Program, where he wrote FORTRAN programs, ran simulations and collected data to use to study hurricane formation. From May 1992 to August 1993, he worked as an Engineer Technician with DataHand System, Inc. Mr. Van Zeeland holds a B.S. degree in Engineering Physics from the University of Arizona. Mr. Van Zeeland is the son of Anthony Van Zeeland, DuraSwitch's director, Chief Operating Officer and Executive Vice President of Operations.

       Executive officers serve at the discretion of the Board of Directors.

       Our success depends largely on the efforts of R. Terren Dunlap, Chief Executive Officer and Chairman of the Board, and Anthony J. Van Zeeland, Chief Operating Officer/Executive Vice President of Engineering and the inventor of our patented technology. In particular, Mr. Van Zeeland has been the key individual responsible for developing solutions to the design challenges presented by our customers. We believe our relationships with these individuals are good. However, we cannot ensure that the services of these individuals will continue to be available to us in the future. Although we have obtained "key man" life insurance with DuraSwitch as beneficiary, if we lose either of these individuals and cannot find adequate replacement, there would be a material adverse effect on our business, financial condition and results of operations.

STRUCTURE OF THE BOARD OF DIRECTORS

       Our bylaws provide for a board of directors of one to nine members. The current board of directors consists of five members. All newly elected directors will serve for a three year term and approximately one-third of the directors will be elected annually. We have established an audit committee and compensation committee, each of which have only independent directors. The audit committee will review the professional services provided by our independent auditors, our annual financial statements and our system of internal controls. Our audit committee currently consists of Messrs. Peelle and Hail. The compensation committee will review executive salaries and administer our bonus, incentive compensation and stock option plans. In addition, the compensation committee will consult with our management regarding our compensation policies and practices. The compensation committee currently consists of Messrs. Hail and Peelle.

       On September 29, 1999, the directors unanimously approved an amended and restated bylaws of DuraSwitch. This amendment increased the quorum requirement at all meetings of the board of directors or any committee thereof, to a majority of the total number of directors of the entire then authorized board of director or such committee.

       Our board of directors agreed collectively that a reduction in the size of the board would be in the best interest of shareholders. Two of our directors, J. Thomas Webb and Steven R. Green, voluntarily submitted resignations effective October 23, 1999. Both agreed to be available for consulting to us should the need arise. As a result, we now have five directors, including two outside directors. There were no disagreements related to these resignations.

DIRECTOR COMPENSATION

       Directors are reimbursed for reasonable expenses incurred in attending meetings.

ITEM 10. EXECUTIVE COMPENSATION.

       The following table provides certain summary information concerning compensation paid to our executive officers that had an aggregate salary and bonus exceeding $100,000 for the fiscal year ended December 31, 1999.

SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                        ANNUAL COMPENSATION                  COMPENSATION

                                                                       OTHER ANNUAL            AWARDS OPTIONS
   NAME & PRINCIPAL POSITION       YEAR      SALARY     BONUS          COMPENSATION               SHARES

R. Terren Dunlap, CEO              1999      $137,346                    $4,442(1)
                                   1998        72,000                       390(1)
                                   1997        58,145    $10,000

Anthony J. Van Zeeland, COO        1999      $109,058    $11,365         $4,442(1)
                                   1998        72,000                       390(1)
                                   1997        34,154

Robert J. Brilon, CFO              1999      $129,242                                               80,000
                                   1998         --
                                   1997         --



(1) Includes payments received by Van Dun, LLC, of which Mr. Dunlap and Mr. Van Zeeland are 50% owner.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                            EXERCISE    EXPIRATION
NAME & PRINCIPAL POSITION            DATE           SHARES    PRICE       DATE

Robert J Brilon, CFO                9/29/99         80,000  $ 3.125     9/29/09


EMPLOYMENT AND SEVERANCE AGREEMENTS

       In May 1997, we entered into a seven-year employment agreement with Mr. Dunlap providing that Mr. Dunlap will serve as our Chief Executive Officer.

       In May 1997, we entered into a seven-year employment agreement with Mr. Anthony Van Zeeland providing that Mr. Van Zeeland will serve as our Chief Operating Officer. We have also agreed to pay Mr. Van Zeeland an annual one-time bonus of $5,000 for each United States patent, and $1,000 for each foreign patent issued in his name as inventor or co-inventor, with a maximum of $20,000 during any fiscal year.

       In November 1998, we entered into a three-year employment agreement with Mr. Brilon that was amended in January 2000 to extend through April 2004 providing that Mr. Brilon will serve as our President and Chief Financial Officer. In addition, Mr. Brilon receives an automobile allowance. Mr. Brilon is also entitled to receive an incentive profit sharing bonus each year of 5% of our net profit before tax, goodwill amortization and other non-cash charges. In the event of a merger or acquisition of DuraSwitch, Mr. Brilon is entitled to an incentive bonus equal to 5% of the gross consideration given by the acquiring third party. On November 20, 1998 we issued stock options to Mr. Brilon to purchase 176,472 shares of common stock at $6.38 per share, which vest as follows:

-      58,824 on December 31, 1998,

-      58,824 on December 31, 1999, and

-      58,824 on December 31, 2000.

SEVERANCE AND CHANGE OF CONTROL PROVISIONS

       Each of the employment agreements described above provides for benefits to our executive officers upon their severance or upon a change of control of DuraSwitch. If we terminate any of these individuals, with or without cause, we would be required to pay him his gross annual base salary and continue all standard employee benefits for an additional two year period after termination. In addition, in the case of Mr. Brilon, all stock options held but not vested would vest immediately. If Mr. Dunlap or Mr. Van Zeeland leaves voluntarily, we have agreed to pay them their gross annual base salary and continue to provide all standard employee benefits for an additional 18 months after termination. If Mr. Brilon leaves voluntarily, we have agreed to pay him his gross annual base salary and continue to provide standard employee benefits for an additional 12 months after termination. Each of these executive officers have agreed that they will not, for the two year period following his termination, or in the case of Mr. Dunlap and Mr. Van Zeeland, for the one year period following termination, compete with us within the United States.

       In the event that we are acquired and the executive officer is terminated as a result of a takeover, we have agreed to make a lump sum payment to such executive officer equal to 2.99 times his gross annual salary. In addition, in the case of Mr. Brilon, all stock options held but not vested would vest immediately.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 3, 2000 by:


- each person or entity known to us to own beneficially more than 5% of the outstanding shares of common stock,

-      each of our directors, and

-      all our directors and executive officers as a group.

       Shares beneficially owned and percentage of ownership indicated below are based on 7,495,594 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the holder. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

       Except as otherwise noted, the mailing address of each of the stockholders in the table below is 234 S. Extension Road, Mesa, Arizona 85210.

                                                                               SHARES BENEFICIALLY OWNED
IDENTITY OF STOCKHOLDER OR GROUP                                                  NUMBER          PERCENTAGE
                                                                               -----------       ----------
R. Terren Dunlap                    CEO, Chairman of the Board                   1,447,506           19.3%
Anthony J. Van Zeeland              COO, EVP of Engineering & Director           1,447,506           19.3%
Robert J. Brilon                    President, CFO, Treasurer & Secretary          269,116 (1)        3.6%
Michael J. Van Zeeland              Director                                        20,255 (3)        0.3%
John W. Hail                        Director                                        10,624 (2)        0.1%
William E. Peelle                   Director                                        20,863 (3)        0.3%
                                                                                 ---------           ----
Total Officers and Directors                                                     3,215,870           42.9%
                                                                                 =========           ====
Jurika & Voyles, L.P.               Investment Advisor                             483,000            6.4%
Blackwater Capital (Steven Green)   Former Director                                442,153            5.9%


(1) Includes 220,531 shares subject to options which are currently exercisable, and 47,059 shares subject to warrants which are currently exercisable.

(2) Includes 3,741 shares owned by TVC, Inc., of which John W. Hail is the majority shareholder and 5,000 shares subject to options.

(3)    Includes 5,000 shares subject to options.

       We are not aware of any contract or other arrangement, including a pledge of our securities, that could result in a change in the control of the DuraSwitch. We are not aware of any voting trusts.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On May 1, 1997, we entered into an agreement with VanDun, LLC, a limited liability company wholly owned by Mr. A. Van Zeeland and Mr. R. Terren Dunlap, pursuant to which VanDun provides intellectual property consulting services to us. The agreement requires us to pay VanDun a management fee equal to 1.1% of invoiced sales for all component switches and integrated component switch panels sold by us during the term of this agreement. The agreement terminates upon the expiration of our patents in approximately 20 years. In fiscal 1998 and 1999, we paid VanDun $780 and $8,884, respectively. This agreement obligates Messrs. A. Van Zeeland and R. T. Dunlap to preserve all their personal notes and records regarding our intellectual property and to assist us in protecting our intellectual property from infringement, including testify during legal or administrative proceedings. These duties extend beyond the terms of Messrs. A. Van Zeeland's and R. T. Dunlap's employment agreements and noncompetition covenants.

       On January 15, 1999, we borrowed $100,000 from Blackwater Capital Partners, L.P. At that time, the managing partner of Blackwater was serving on our board of directors. He resigned from our board on October 23, 1999. The loan accrued interest at an annual rate of 9%. On April 30, 1999, Blackwater exercised warrants to purchase 252,155 shares of common stock at an exercise price of $1.98 per share. As payment for the exercise price, Blackwater paid approximately $250,000 in cash, agreed to cancel our $100,000 loan and executed a note payable to us in the amount of $147,263. This note bears interest at 8% per year and was payable on December 31, 1999. On December 30, 1999, we agreed to change the payable due date from December 31, 1999 to March 1, 2000. On February 24, 2000, Blackwater paid this note in full.

       During the first six months of 1999, we loaned $150,000 to Camplex/Concept W Corporation, an entity that we had considered as a possible acquisition candidate. On May 14, 1999, we determined that we would not acquire Camplex. The $150,000 loan was due January 1, 2000, and bears interest at 9% per year. During 1999, we received partial cash payments and services by Camplex, which reduced the balance of this note. As of December 31, 1999 the balance due was $41,578 and the loan repayment terms were extended until December 31, 2000.
J. Thomas Webb, who served on our Board of Directors during 1999 until resigning in October 1999, is a significant shareholder and officer of Camplex.

       Based on a prior relationship of Anthony J. Van Zeeland with his prior employer, we granted to that prior employer a nonexclusive license to manufacture products using our technology. We have sent to that prior employer a notice of non-renewal of the license effective April 2000, in accordance with the terms of the agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       The exhibits to this Form 10-KSB are listed on the Exhibit Index following the signature page.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.


                                      DuraSwitch Industries, Inc.




         Dated: 3/28/00            By:  /s/ R.Terren Dunlap
                                        ----------------------------------
                                        R. Terren Dunlap,
                                        Principal Executive Officer and Director




         Dated: 3/28/00            By:  /s/ Robert J Brilon
                                        ----------------------------------
                                        Robert J. Brilon, Principal
                                        Financial Officer




         Dated: 3/28/00            By:    /s/ Anthony J. Van Zeeland
                                        ----------------------------------
                                        Anthony J. Van Zeeland, Director and
                                        Chief Operations Officer




         Dated: 3/28/00            By:   /s/ Michael A. Van Zeeland
                                         ----------------------------------
                                         Michael A. Van Zeeland,
                                         Director




         Dated: 3/30/00            By:  /s/ John W. Hail
                                        ----------------------------------
                                         John W. Hail, Director




         Dated:                    By:
                                        ----------------------------------
                                        William E. Peelle, Director

                                  EXHIBIT INDEX

Exhibit.                                                 Incorporated by
No.          Description                                     Reference to:                  Filed Herewith:
---          -----------                                     -------------                  ---------------
3.1          Amended and Restated                     SB-2 filed with the SEC
             Articles of Incorporation                of Registrant on August 26, 1999

3.2          Amended and Restated Bylaws              Form 10-QSB filed with SEC
                                                      on November 15, 1999

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


10.4         Employment and                           Form SB-2 filed with the SEC on
             Separation Agreement dated               August 26, 1999
             November 20, 1998 by and between
             DuraSwitch Industries, Inc.
             and Robert J. Brilon

10.4.1       Addendum #1 to Employment and                                                  X
             Separation Agreement dated
             November 20, 1998 by and between
             DuraSwitch Industries, Inc.
             and Robert J. Brilon

10.5         1997 Stock Option Plan                   Form SB-2 filed with the SEC on
                                                      August 26, 1999

10.6         Form of Grant Letter pursuant to         Form SB-2 filed with the SEC on
             1997 Stock Option Plan                   August 26, 1999

10.7         1999 Stock Option Plan                   Form SB-2 filed with the SEC on
                                                      August 26, 1999

10.8         Form of Representative's Warrants        Form SB-2 filed with the SEC on
                                                      August 26, 1999

10.9         Series A Convertible Stock and           Form SB-2 filed with the SEC on
             Warrant Purchase Agreement dated         August 26, 1999
             June 30, 1998 by and among
             DuraSwitch Industries, Inc. and
             Blackwater Capital Partners, L.P.
             and Blackwater Capital Group, L.L.C.

10.10        Registration Rights Agreement dated      Form SB-2 filed with the
             SEC on June 30, 1998, by and             August 26, 1999
             between DuraSwitch Industries, Inc.
             and Blackwater Capital Group,
             L.L.C.

10.11        Registration Rights Agreement dated      Form SB-2 filed with the
             SEC on June 30, 1998, by and             August 26, 1999
             between DuraSwitch Industries, Inc.
             and Blackwater Capital
             Partners, L.P.


10.12        Letter agreement dated May 14, 1998,     Form SB-2 filed with the
             SEC on as amended July 14, 1998, by      August 26, 1999
             and between DuraSwitch Industries,
             Inc. and Duff & Phelps
             Securities, LLC

10.12A       Agreement to terminate dated             Form 10-QSB filed with SEC on
             September 13, 1999 between               November 15, 1999
             DuraSwitch Industries, Inc.
             and Duff & Phelps Securities, LLC


10.13        Promissory Note of DuraSwitch            Form SB-2 filed with the SEC on
             Industries, Inc. dated                   August 26, 1999
             January 30, 1998,
             and amended December 31, 1998, in
             the aggregate amount of $164,000
             Payable to Anthony G. Shumway

10.14        Warrant to Purchase 182,199 shares       Form SB-2 filed with the
             SEC on of Common Stock of                August 26, 1999
             DuraSwitch  Industries, Inc. issued
             June 30, 1998 and held by Duff &
             Phelps Securities, LLC

10.15        Standard Sublease dated October 15,      Form SB-2 filed with the
             SEC on 1998, as amended                  August 26, 1999 by
             February 2 ,1999, and between 234
             South Extension, L.L.C. and
             DuraSwitch Industries, Inc.

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

10.18        Ericsson, Inc. purchase order dated      Form SB-2 filed with the SEC on
             April 7, 1999 (portions of the           August 26, 1999
             exhibit have been omitted pursuant
             to a request for confidential
             treatment)

10.18.1      Cancellation of Ericsson, Inc.                                                 X
             purchase order dated April 7, 1999

23.1         Consent of Deloitte & Touche                                                   X

27           Financial Data Schedule                                                        X