Form 10QSB
period 2000-03-31
DURASWITCH INDUSTRIES INC
filed 2000-05-12
CIK 1054070

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

                             234 S. EXTENSION ROAD,
                               MESA, ARIZONA 85210
                     (Address of Principal Executive Office)
                                 (480) 586-3300
                (Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,519,655 shares of common stock outstanding as of March 31, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           DURASWITCH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                     DECEMBER 31, 1999         MARCH 31, 2000
                                                                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  5,884,827             $  4,306,378
  Accounts receivable (net of allowance for doubtful accounts
  of $40,000 in 1999 and 2000)                                                    238,393                  578,038
  Inventory (Note 2)                                                              536,494                  427,072
  Prepaid expenses and other current assets                                       235,252                  245,621
                                                                             ------------             ------------
        Total current assets                                                    6,894,966                5,557,109
                                                                             ------------             ------------
PROPERTY AND EQUIPMENT - Net (Note 3)                                             592,411                  629,405
GOODWILL - Net                                                                    589,805                  571,563
PATENTS AND OTHER ASSETS                                                          160,878                  167,263
                                                                             ------------             ------------
TOTAL                                                                        $  8,238,060             $  6,925,340
                                                                             ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $    242,551             $    157,533
  Accrued salaries and benefits                                                   462,014                  327,256
  Accrued expenses and other current liabilities                                  228,176                  159,101
  Line of credit                                                                   75,000                   50,000
  Current portion of notes and capital leases payable                             234,893                   87,166
                                                                             ------------             ------------
        Total current liabilities                                               1,242,634                  781,056
                                                                             ------------             ------------

LONG-TERM LIABILITIES:
  Notes payable                                                                    63,985                   48,749
  Capital leases payable                                                           60,713                   79,885
                                                                             ------------             ------------
        Total long-term liabilities                                               124,698                  128,634
                                                                             ------------             ------------
        Total liabilities                                                       1,367,332                  909,690
                                                                             ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized in
    1999 and 2000, 7,495,594 and 7,519,655 shares issued and
    outstanding in 1999 and 2000, respectively                                      7,496                    7,520
  Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
  Additional paid-in capital                                                   13,273,927               13,306,254
  Accumulated deficit                                                          (6,263,432)              (7,298,124)
  Note receivable                                                                (147,263)
                                                                             ------------             ------------
        Total stockholders' equity                                              6,870,728                6,015,650
                                                                             ------------             ------------
TOTAL                                                                        $  8,238,060             $  6,925,340
                                                                             ============             ============


See notes to consolidated financial statements.

              DURASWITCH INDUSTRIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                        MARCH 31, 1999          MARCH 31, 2000
Net sales                                                 $   467,614             $   724,851

Cost of goods sold                                            463,716                 789,374
                                                            ---------               ---------
Gross (loss) profit                                             3,898                 (64,523)
                                                            ---------               ---------
Operating expenses:
   Selling, General and Administrative                        366,938                 655,795
    Research and Development                                  104,634                 366,730
                                                            ---------               ---------
Total Operating expenses                                      471,572               1,022,525
                                                            ---------               ---------
Loss from operations                                         (467,674)             (1,087,048)

Other income (expense) - net                                   17,558                  52,356
                                                            ---------               ---------
Net loss                                                  $  (450,116)            $(1,034,692)
                                                            ---------               ---------
Net loss per common share, basic and diluted              $     (0.09)            $     (0.14)
                                                            ---------               ---------
Weighted average shares outstanding, basic and
diluted                                                     5,072,655               7,502,988
                                                            ---------               ---------

                     DURASWITCH INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                     MARCH 31, 1999         MARCH 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (450,116)            $(1,034,692)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                          42,183                  78,180
    Gain on sale of equipment                                             (12,500)                    910
    Stock option compensation expense                                       2,777                      --
    Issuance of stock for services                                          8,500                      --
    Changes in operating assets and liabilities:
       Accounts receivable                                               (180,146)               (339,645)
       Inventory                                                         (129,708)                109,422
       Prepaid expenses and other current assets                           19,028                 (10,369)
       Accounts payable                                                   232,748                 (85,018)
       Accrued salaries and benefits                                       20,065                (134,758)
       Accrued expenses and other current liabilities                      66,611                 (69,075)
                                                                      -----------             -----------
       Net cash used in operating activities                             (380,558)             (1,485,045)
                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents and other assets                                     (5,786)                (15,925)
  Loan to Camplex/Concept W Corporation                                  (150,000)                     --
  Proceeds from sale of equipment                                          12,500                      --
  Purchases of property and equipment                                    (132,517)                (53,502)
                                                                      -----------             -----------
       Net cash used in investing activities                             (275,803)                (69,427)
                                                                      -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                         805,586                  32,351
  Proceeds from note receivable for common stock                               --                 147,263
  Principal payments on notes payable and capital leases                  (36,014)               (178,591)
  Proceeds from notes payable to shareholders                             100,000                      --
  Net (decrease) increase in line of credit                                95,000                 (25,000)
  Net change in loans from officers                                       (40,281)                     --
                                                                      -----------             -----------
       Net cash provided by (used in) financing activities                924,291                 (23,977)
                                                                      -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          267,930              (1,578,449)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            143,860               5,884,827
                                                                      -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   411,790             $ 4,306,378
                                                                      -----------             -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                              $    10,531             $    14,116

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                           57,873                  34,800

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

   NOTE 2:    INVENTORIES                                   DECEMBER 31, 1999     MARCH 31, 2000

   Inventories consist of the following:

Raw materials                                               $ 252,121             $  84,073
Work in process                                               204,729               209,786
Finished goods                                                 99,644               153,213
                                                            ---------             ---------
Subtotal                                                      556,494               447,072
                                                            ---------             ---------
Less reserve for obsolete inventory                           (20,000)              (20,000)
                                                            ---------             ---------
Total                                                       $ 536,494             $ 427,072
                                                            =========             =========



   NOTE 3:    PROPERTY AND EQUIPMENT                        DECEMBER 31, 1999     MARCH 31, 2000

   Property and Equipment consist of the following:
Computer equipment                                          $ 207,110             $ 287,575
Other machinery and equipment                                 335,835               355,656
Leasehold Improvements                                        150,335               153,099
Office furniture and fixtures                                  75,663                75,663
                                                            ---------             ---------
Subtotal                                                      768,943               871,993
Less accumulated depreciation and amortization               (176,532)             (242,588)
                                                            ---------             ---------
Total                                                       $ 592,411             $ 629,405
                                                            =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

Net Sales:
         We recorded net sales of $724,851 for the three months ended March 31, 2000, the "2000 Period", compared to $467,614 for the three months ended March 31, 1999, the "1999 Period". Sales during the 2000 Period consisted primarily of switches and Integrated Control Panels produced with DuraSwitch technology. We also completed the Ericsson purchase order cancellation negotiation (see Item 5 Other Information of this report for additional details), which generated $340,000 of revenue recognition for the 2000 Period with appropriate inventory and prepaid costs expensed to cost of goods sold.

Cost of Goods Sold:
         Cost of goods sold was $789,374 for the 2000 Period, compared to $463,716 for the 1999 Period. The increase in cost of goods sold was primarily due to increased sales, increased manufacturing overhead and application engineering costs related to developing an infrastructure to accommodate high quality, custom, low volume prototype work of new applications using our patented technology. The setup costs and low volume purchasing for prototype quantities were also factors of increased cost of goods sold. We have also continued to incur significant costs during the 2000 Period to maintain high quality control standards.

Selling, General and Administrative expenses:
         Selling, general and administrative expenses were $655,795 for the 2000 Period, compared to $366,938 for the 1999 Period. The increase in selling, general and administrative expenses was primarily due to preparing and proving our manufacturing processes, setting quality assurance programs, training sales representatives, refining our technology and structuring the technology licensing program. DuraSwitch has also incurred additional costs related to being a reporting public company including investor relation activities.

Research and Development:
         Research and development expenses were $366,730 for the 2000 Period, compared to $104,634 for the 1999 Period. The increased costs were attributed to additional engineering personnel and equipment for development, refinement and testing of new product applications for our patented technologies.

Loss from Operations:
         As a result of the factors described above, loss from operations increased to $1,087,048 for the 2000 Period, compared to $467,674 for the 1999 Period.

Other Expense/Income:
         Net other income was $52,356 for the 2000 Period, compared to net other income of $17,558 for the 1999 Period. The increased income resulted from the investment of cash we received from our public equity offering on September 1, 1999.

Net Loss:
         As a result of the factors described above, net loss was $1,034,692 for the 2000 Period, compared to $450,116 for the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

         The current ratio on March 31, 2000 was 7.1 to 1, compared to 5.5 to 1 on December 31, 1999. Working capital on March 31, 2000 was $4,776,053, compared to $5,652,332 on December 31, 1999. The decrease in working capital is primarily attributable to cash used in operations.

         Net cash used in operating activities for the three months ended March 31, 2000 was $1,485,045, consisting primarily of net operating losses, an increase in accrued expenses and accounts receivable (the increase in accounts receivable was driven by the Ericsson resolution of $340,000), which was partially offset by depreciation and a decrease in inventory.

         Net cash used in investing activities for the three months ended March 31, 2000 was $69,427, consisting primarily of purchases of property and equipment.

         Net cash used by financing activities for the three months ended March 31, 2000 was $23,977, consisting primarily of proceeds from a $147,263 common stock note receivable offset by payments on a $150,000 note payable to shareholder and payment of $25,000 against our bank line of credit.

         In December 1998, we obtained a $150,000 bank line of credit. In May 1999, we renegotiated the line of credit, which allows us to borrow up to a total of $250,000 at the lender's prime rate plus 2% and matures in May 2000. Outstanding borrowings on the line of credit are secured by a lien on our inventory, accounts receivable and bank accounts. As of March 31, 2000, $50,000 was outstanding under the line of credit.

         As part of the Aztec acquisition, a subsidiary that was acquired in January of 1998, we assumed a note payable, due March 31, 2002, which requires monthly payments of principal and interest of $4,536 with interest at 13.2% per year. This note is secured by a lien on some of our property and manufacturing equipment. As of March 31, 2000, we owed $93,870 on this note payable. Also in connection with the Aztec acquisition, we assumed an unsecured note payable to one of Aztec's former shareholders, due January 31, 2000, which carried imputed interest at 8.0% per year. In January 2000, this note payable was paid in full.

         During the three months ended March 31, 2000, we entered into one capital lease for the purchase of property and equipment. As of March 31, 2000, future principal payments under our existing capital leases were approximately $121,930. These capital leases bear interest at rates ranging from 11.7% to 24.0%.

         At December 31, 1999, we had approximately $5,650,000 in net operating loss carry forwards available for federal income tax purposes. We have not recognized any benefit from these operating loss carry forwards, which are subject to significant restriction under current tax law and begin to expire in 2011.

         As of March 31, 2000, we had purchase orders outstanding in the amount of approximately $1.1 million. We received payment of $340,000 during April 2000 for the Ericsson cancelled purchase order previously disclosed.

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

PART II

OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITY

None.

ITEM 5.    OTHER INFORMATION

         Effective March 31, 2000, we resolved the Ericsson purchase order cancellation discussed in our 10-KSB annual report. This resolution was based on Ericsson's acknowledgement of financial responsibility for the cancellation of a purchase order dated April 7, 1999 between Ericsson and DuraSwitch for the custom design of a compact mode selector/volume control rotary type switch. Ericsson agreed to pay and DuraSwitch accepted $340,000 as an equitable resolution for the cancelled purchase order.

         On April 14, 2000, we granted a non-exclusive license for our patented PushGate push button switch to Memtron Technologies, a subsidiary of Korry Electronics Co.

         On April 14, 2000, we granted a non-exclusive license for our patented push button switch to Jayco Interface Technology, a manufacturer of ultra-high-quality operator interfaces.

         On April 20, 2000, Delphi Automotive Systems LLC signed a licensing agreement with DuraSwitch Industries Inc. for exclusive rights to utilize and manufacture our magnetically coupled switch technology for the automotive industry. The initial term of the agreement runs through June 30, 2007 and during this period Delphi is required to pay minimum aggregate royalties of $12 million to DuraSwitch.

         The Delphi licensing agreement calls for Delphi to pay us a $4 million exclusive license fee due on or before May 20, 2000, which is nonrefundable and not creditable against royalties.

         On April 20, 2000, we also granted a warrant to Delphi to purchase 225,000 shares of our common stock at $7.00 per share. This warrant may be exercised at any time before 11:59 p.m. on April 20, 2002, or 11:59 p.m. on April 20, 2004 if Delphi exercises its short-term option for our stock dated April 20, 2000 and detailed below.

         On April 20, 2000, we executed a short-term option agreement with Delphi to purchase 1.65 million shares of non-registered common stock at $7.00 per share. The option expires June 30, 2000. The combination of the warrants to purchase 225,000 shares and the 1.65 million shares is approximately 19.9% of our outstanding common stock, upon their exercise.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)      See attached exhibit list

           (b)      Reports on Form 8-K

         On April 26, 2000, DuraSwitch filed a current report on Form 8-K with the SEC pursuant to Item 5 thereof, in respect to the license, option and warrant transaction with Delphi Automotive System LLC described in Item 5 above.

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            DuraSwitch Industries, Inc.
                                            ------------------------------------
                         (Registrant)




Date:  May 10, 2000                         By:   /s/  R. Terren Dunlap
                                               ---------------------------------
                                               R. Terren Dunlap, Chief Executive
                                               Officer and
                                               Chairman of the Board
                                               (Principal Executive Officer)




Date:  May 10, 2000                         By:    /s/ Robert J. Brilon
                                               ---------------------------------
                                               Robert J. Brilon, President,
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                                              Incorporated by
         No.      Description                                 Reference to:                                Filed Herewith:

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

         10.4.1   Addendum #1 to Employment and               Form 10-KSB filed with SEC on
                  Separation Agreement dated                  March 30, 2000
                  November 20, 1998 by and between
                  DuraSwitch Industries, Inc.
                  and Robert J. Brilon

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

         10.13    Promissory Note of DuraSwitch               Form SB-2 filed with the SEC on
                  Industries, Inc. dated January 30, 1998,    August 26, 1999
                  and amended December 31, 1998, in
                  The aggregate amount of $164,000
                  Payable to Anthony G. Shumway

         10.14    Warrant to Purchase 42,871 shares           Form SB-2 filed with the SEC
                  on of Common Stock of DuraSwitch            August 26, 1999
                  Industries, Inc. issued June 30, 1998 and
                  held by Duff & Phelps Securities, LLC

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

         10.18.1  Cancellation of Ericsson, Inc.              Form 10-KSB filed with the SEC on
                  purchase order dated April 7, 1999          March 30, 2000

         10.19.1  Licensing Agreement between Delphi          Form 8-K filed with the SEC on
                  Automotive Systems LLC and                  April 26, 2000.
                  DuraSwitch Industries Inc dated April
                  20, 2000

         27       Financial Data Schedule                                                                       X