Form 10QSB
period 2000-06-30
DURASWITCH INDUSTRIES INC
filed 2000-08-14
CIK 1054070

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

Commission file number:   333-79969

                           DURASWITCH INDUSTRIES, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

           NEVADA                                     88-0308867
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

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

Yes   X     No_____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,206,384 shares of common stock outstanding as of June 30, 2000.

         Transitional Small Business Disclosure Format (check one):
Yes_____  No  X

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       DURASWITCH INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            December 31, 1999     June 30, 2000
                                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  5,884,827       $ 18,573,652
  Accounts receivable (net of allowance for doubtful accounts of
  $40,000 in 1999 and 2000)                                                               238,393            216,249
  Inventory (Note 2)                                                                      536,494            478,998
  Prepaid expenses and other current assets                                               235,252            331,149
                                                                                     -------------------------------
        Total current assets                                                            6,894,966         19,600,048
                                                                                     -------------------------------

Property and Equipment - Net (Note 3)                                                     592,411            617,903
Goodwill - Net                                                                            589,805            553,322
Patents and other assets                                                                  160,878            386,783
                                                                                     -------------------------------
Total                                                                                $  8,238,060       $ 21,158,056
                                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $    242,551            107,652
  Accrued salaries and benefits                                                           462,014            249,153
  Accrued expenses and other current liabilities                                          228,176            227,027
  Current portion deferred licensing revenue                                                 --              464,580
  Line of credit                                                                           75,000               --
  Current portion of notes and capital leases payable                                     234,893             40,606
                                                                                     -------------------------------
        Total current liabilities
                                                                                        1,242,634          1,089,018
                                                                                     -------------------------------

LONG-TERM LIABILITIES:
  Notes payable                                                                            63,985               --
  Capital leases payable                                                                   60,713             70,439
  Deferred licensing revenue                                                                 --            2,388,052

                                                                                     -------------------------------
        Total long-term liabilities                                                       124,698          2,458,491
                                                                                     -------------------------------

                                                                                     -------------------------------
        Total liabilities                                                               1,367,332          3,547,509
                                                                                     -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized in 1999 and 2000,
    7,495,594 and 9,206,384 shares issued and
    outstanding in 1999 and 2000, respectively                                              7,496              9,207

   Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
  Additional paid-in capital                                                           13,273,927         25,950,844
  Accumulated deficit                                                                  (6,263,432)        (8,349,504)
  Note receivable                                                                        (147,263)              --
                                                                                     -------------------------------
        Total stockholders' equity                                                      6,870,728         17,610,547
                                                                                     -------------------------------

                                                                                     -------------------------------
TOTAL                                                                                $  8,238,060       $ 21,158,056
                                                                                     ===============================


See notes to consolidated financial statements.

          DURASWITCH INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30, 1999     JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000
Net sales                                           $   390,166       $   504,933       $   857,780       $ 1,229,784

Cost of goods sold                                      538,889           439,139         1,002,606         1,228,513
                                                    -----------------------------------------------------------------

Gross (loss) profit                                    (148,723)           65,794          (144,826)            1,271
                                                    -----------------------------------------------------------------

Operating expenses:
   Selling, General and Administrative                  440,484           759,303           807,423         1,415,098
    Research and Development                            146,479           456,555           251,113           823,285
                                                    -----------------------------------------------------------------

Total Operating expenses                                586,963         1,215,858         1,058,536         2,238,383
                                                    -----------------------------------------------------------------

Loss from operations                                   (735,686)       (1,150,064)       (1,203,362)       (2,237,112)

Other income (expense) - net                            (18,483)           98,684              (923)          151,040
                                                    -----------------------------------------------------------------

Net loss                                            $  (754,169)      $(1,051,380)      $(1,204,285)      $(2,086,072)
                                                    -----------------------------------------------------------------

Net loss per common share, basic and diluted        $     (0.14)      $     (0.14)      $     (0.22)      $     (0.27)
                                                    -----------------------------------------------------------------

Weighted average shares outstanding, basic and
diluted                                               5,391,512         7,770,831         5,390,206         7,636,909
                                                    -----------------------------------------------------------------

                       DURASWITCH INDUSTRIES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                                                                SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30, 1999      JUNE 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (1,204,285)      $ (2,086,072)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                      95,602            153,065
    Gain on sale of equipment                                         (12,500)             2,563
    Stock option compensation expense                                   6,301               --
    Issuance of stock for services                                      8,500               --

    Changes in operating assets and liabilities:
       Accounts receivable                                            (68,809)            22,144
       Inventory                                                     (173,371)            57,496
       Prepaid expenses and other current assets                     (268,424)           (95,897)
       Accounts payable                                               186,388           (134,899)
       Accrued salaries and benefits                                  121,685           (212,861)
       Accrued expenses and other current liabilities                 101,524             (1,149)
       Deferred licensing revenue                                        --            2,852,632
                                                                --------------------------------
       Net cash provided by operating activities                   (1,207,389)           557,022
                                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents and other assets                                (18,155)          (235,887)
  Loan to Camplex/Concept W Corporation                              (150,000)              --
  Proceeds from sale of equipment                                      12,500               --
  Purchases of property and equipment                                (225,570)           (99,855)
                                                                --------------------------------
       Net cash used in investing activities                         (381,225)          (335,742)
                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                   1,199,594         11,544,290
  Proceeds from note receivable                                          --              147,263
  Proceeds from sale of warrant and option                               --            1,134,338
  Principal payments on notes payable and capital leases              (63,713)          (283,346)
  Proceeds from notes payable to shareholders                         300,000               --
  Net (decrease) increase in line of credit                           158,670            (75,000)
  Net change in loans from officers                                   (40,281)              --
                                                                --------------------------------
       Net cash provided by financing activities                    1,554,270         12,467,545
                                                                --------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (34,344)        12,688,825
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        143,860          5,884,827
                                                                --------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    109,516       $ 18,573,652
                                                                ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                                               34,944             25,008
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                       57,873             34,800
  Reduction of debt in connection with exercise of warrants           175,000               --

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


   NOTE 2:    INVENTORIES                                                    DECEMBER 31, 1999     JUNE 30, 2000
              Inventories consist of the following:

              Raw materials                                                  $         252,121      $     191,994
              Work in process                                                          204,729            265,980
              Finished goods                                                            99,644             41,024
                                                                             -------------------------------------
              Subtotal                                                                 556,494            498,998
                                                                             -------------------------------------
              Less reserve for obsolete inventory                                      (20,000)           (20,000)
                                                                             -------------------------------------
              Total                                                          $         536,494      $     478,998
                                                                             =====================================


   NOTE 3:    PROPERTY AND EQUIPMENT                                         DECEMBER 31, 1999      JUNE 30, 2000
              Property and Equipment consist of the following:

              Computer equipment                                             $         207,110      $     303,519
              Other machinery and equipment                                            335,835            370,283
              Leasehold Improvements                                                   150,335            164,566
              Office furniture and fixtures                                             75,663             75,663
                                                                             -------------------------------------
              Subtotal                                                                 768,943            914,031
                                                                             -------------------------------------
              Less accumulated depreciation and amortization                          (176,532)          (296,128)

                                                                             =====================================
              Total                                                          $         592,411      $     617,903
                                                                             =====================================

NOTE 4:  SIGNIFICANT TRANSACTIONS

         On April 20, 2000, Delphi Automotive Systems LLC signed a licensing agreement with us for exclusive rights to utilize and manufacture our magnetically coupled switch technology for the automotive industry. The initial term of the agreement runs through June 30, 2007 and during this period Delphi is required to pay us minimum aggregate royalties of $12 million. Under this Agreement, Delphi was also required to pay us a $4 million exclusive license fee, which is nonrefundable and not creditable against royalties.

         On April 20, 2000, we executed a short-term option agreement with Delphi to purchase 1,651,846 million shares of non-registered common stock at $7.00 per share. On June 19, 2000, Delphi exercised this call option to acquire 1,651,846 shares of Duraswitch common stock at $7.00 per share, representing approximately 18 percent of Duraswitch outstanding shares.

         On April 20, 2000, we also granted a warrant to Delphi to purchase 225,000 shares of our common stock at $7.00 per share. Based on Delphi exercising the short-term option the warrant may be exercised at any time before 11:59 p.m. on April 20, 2004.

On May 18, 2000, Delphi paid us the $4.0 million cash for the exclusive licensing fee, warrant and option. A valuation, using the Black-Scholes model, of approximately $1.15 million for the warrant sold and the option executed with Delphi on April 20, 2000 was recorded as equity on our books. We will similarly report that amount as equity for tax purposes and therefore that portion of the $4 million will be non-taxable. The $1.15 million valuation was applied against the original $4.0 million licensing fee received and the remaining $2.85 million will be recognized over the 7-year initial term of the license agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

We are currently transitioning to licensing manufacturers to produce and sell products using our patented technologies, as opposed to our 1999 emphasis of manufacturing and selling switch panels including our technologies.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Net Sales:

         We recorded net sales of $504,933 for the three months ended June 30, 2000, the "2000 Quarter", compared to $390,166 for the three months ended June 30, 1999, the "1999 Quarter". Sales during the 2000 Quarter consisted primarily of switch panels produced with DuraSwitch technology for initial prototype production and low volume production runs. Many of our past switch customers are being transitioned to our licensees for production. Licensing revenue for the 2000 Quarter was approximately $68,000, consisting primarily of licensing revenue from Delphi Automotive Systems LLC. See Item 5 for further details on deferred revenue for Delphi.

Cost of Goods Sold:

         Cost of goods sold was $439,139 for the 2000 Quarter, compared to $538,889 for the 1999 Quarter. The decrease in cost of goods sold was primarily due to some high margin licensing revenue and decreased manufacturing overhead. The setup costs and low volume purchasing costs for prototype quantities were partially offset by the high margin licensing revenue under our new licensing business strategy.

Selling, General and Administrative expenses:

         Selling, general and administrative expenses were $759,303 for the 2000 Quarter, compared to $440,484 for the 1999 Quarter. The increase in selling, general and administrative expenses was primarily due to increased personnel and travel costs incurred to implement and heighten the awareness of the licensing program, conducting licensee training, and structuring the technology-licensing agreements. We have also incurred costs in the 2000 Quarter related to being a reporting public company, including investor relation activities that were not necessary during the 1999 Quarter.

Research and Development:

         Research and development expenses were $456,555 for the 2000 Quarter, compared to $146,479 for the 1999 Quarter. The increased costs were attributed to additional engineering personnel and facilities resources for increased modeling, refinement and testing of new product applications for our patented technologies. We expect these new product applications will generate future license revenue as sold and manufactured by our licensees.

Loss from Operations:

         As a result of the factors described above, loss from operations increased to $1,150,064 for the 2000 Quarter, compared to $735,686 for the 1999 Quarter.

Other Income/Expense:

         Net other income was $98,684 for the 2000 Quarter, compared to net expense of $18,483 for the 1999 Quarter. The increased income resulted from the investment of cash we received from our public equity offering on September 1, 1999, and $4 million we received from Delphi under the exclusive license, warrant and option agreements completed during the 2000 Quarter, which are discussed further in Item 5 below.

Net Loss:

         As a result of the factors described above, net loss was $1,051,380 for the 2000 Quarter, compared to $754,169 for the 1999 Quarter.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Net Sales:

         We recorded net sales of $1,229,784 for the six months ended June 30, 2000, the "2000 Period", compared to $857,780 for the six months ended June 30, 1999, the "1999 Period". Sales during the 2000 Period consisted primarily of switch panels produced with DuraSwitch technology for initial prototype production and low volume production runs. Many of our past switch customers are being transition to our licensees for production. Licensing revenue for the 2000 period was approximately $68,000 consisting primarily of licensing revenue from Delphi. See Item 5 below for further details on deferred revenue from Delphi.

Cost of Goods Sold:

         Cost of goods sold was $1,228,513 for the 2000 Period, compared to $1,002,606 for the 1999 Period. The increase in cost of goods sold was primarily due to increased sales, manufacturing overhead and application engineering costs. The setup costs and low volume purchasing for prototype quantities, which also drove up costs, were partially offset by the high margin licensing revenue under our new licensing business strategy.

Selling, General and Administrative expenses:

         Selling, general and administrative expenses were $1,415,098 for the 2000 Period, compared to $807,423 for the 1999 Period. The increase in selling, general and administrative expenses was primarily due to increased personnel and travel costs incurred to implement and heighten the awareness of our licensing program, conducting licensee training, and structuring the technology-licensing agreements. We have also incurred costs in the 2000 Period related to being a reporting public company including investor relation activities that were not necessary during the 1999 Period.

Research and Development:

         Research and development expenses were $823,285 for the 2000 Period, compared to $251,113 for the 1999 Period. The increased costs were attributed to additional engineering personnel, and facilities resources for increased modeling, refinement and testing of new product applications for our patented technologies. We expect these new product applications will generate future license revenue as sold and manufactured by our licensees.

Loss from Operations:

         As a result of the factors described above, loss from operations increased to $2,237,112 for the 2000 Period, compared to $1,203,362 for the 1999 Period.

Other Income/Income:

         Net other income was $151,040 for the 2000 Period, compared to net other expense of $923 for the 1999 Period. The increased income resulted from the investment of cash we received from our public equity offering on September 1, 1999, and $4 million received from the exclusive license, warrant and option agreements completed with Delphi during the 2000 period.

Net Loss:

         As a result of the factors described above, net loss was $2,086,072 for the 2000 Period, compared to $1,204,285 for the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

         The current ratio on June 30, 2000 was 18.0 to 1, compared to 5.5 to 1 on December 31, 1999. Working capital on June 30, 2000 was $18,511,030, compared to $5,652,332 on December 31, 1999. The increase in working capital is attributable to the execution of the exclusive license agreement for the automotive industry and equity transactions with Delphi (see Item 5 of this report for details).

         Net cash provided by operating activities for the 2000 Period was $557,022, which consisting primarily of net operating losses and offset by proceeds from the license agreement with Delphi (see item 5 of this report for details).

         Net cash used in investing activities for the 2000 Period was $335,742, which was used primarily for purchasing other assets and equipment.

         Net cash provided by financing activities for the 2000 Period was $12,467,545, consisting primarily of net proceeds from the sale of stock of $11,544,290, proceeds from the sale of a warrant and an option of $1,134,338 and payment of $358,346 against our bank line of credit and other debt. For further details on the issuance of stock and warrants see Items 2 and 5 of this report.

         In December 1998, we obtained a $150,000 bank line of credit. In May 1999, we renegotiated the line of credit, which allows us to borrow up to a total of $250,000 at the lender's prime rate plus 2%. Outstanding borrowings on the line of credit are secured by a lien on our inventory, accounts receivable and bank accounts. As of June 30, 2000, this line has been repaid in full and we have chosen to not renew the line of credit.

         During the three months ended June 30, 2000, we entered into a capital lease for $34,800 for the purchase of property and equipment. As of June 30, 2000, future principal payments under our existing capital leases were approximately $111,000. These capital leases bear interest at rates ranging from 11.7% to 24.0%.

         At December 31, 1999, we had approximately $5,650,000 in net operating loss carry forwards available for federal income tax purposes. We have not recognized any benefit from these operating loss carry forwards, which are subject to significant restriction under current tax law and begin to expire in 2011.

         On August 26, 1999, the Company filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of the Company's common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Cruttenden Roth. The net proceeds from the offering were $8,196,312, which is net of $1,803,688 in costs paid by the Company related to the offering, of which $53,354 consisted of direct or indirect payments to officers or directors of the Company. As of June 30, 2000, the net proceeds have been used for the following: research and development of $1,262,807, purchases of capital assets of $336,617, repayment of indebtedness of $371,704, repayment of the bank line of credit of $158,670, and sales and marketing, general corporate and working capital of $6,066,514, of which $3,010,730 from the net proceeds remains in cash.

         We have experienced significant operating losses since our inception. We expect our capital expenditure and working capital requirements in the foreseeable future to increase depending on the rate of our expansion, our operating results, and other adjustments in our operating plan as needed in response unexpected events. We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and required debt payments through at least the next twelve months.

NEW ACCOUNTING STANDARDS - In December 1999, the Securities and Exchange Commission (the "SEC") issued the Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Subsequently, the SEC issued amendments A and B to SAB No. 101. The second amendment delays the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adopting SAB No. 101 will have a material effect on its financial position and results of operation when such statement is adopted.


PART II

OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES.

         On April 20, 2000, we granted to Delphi Automotive Systems LLC an option to purchase 1,651,846 shares of our common stock for $7.00 per share. On June 19, 2000, Delphi and paid us $11,562,922 to exercise this option in its entirety, representing approximately 18 percent of our outstanding shares. We relied on the exemption in Section 4(2) of the Securities Act of 1933 to sell these shares to Delphi. We did not engage in any general solicitation or advertising in connection with this transaction, nor did we engage the services of an underwriter.

         On April 20, 2000, we also granted to Delphi a warrant to purchase 225,000 shares of our common stock at $7.00 per share. This warrant may be exercised at any time before 11:59 p.m. on April 20, 2004. . We relied on the exemption in Section 4(2) of the Securities Act of 1933 to issue this warrant to Delphi. We did not engage in any general solicitation or advertising in connection with this transaction, nor did we engage the services of an underwriter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting on June 19, 2000. At this meeting, John W. Hail and William E. Peelle were each elected to a 3-year term on our board of directors. The following directors R. Terren Dunlap, Anthony J. Van Zeeland and Michael A. Van Zeeland continued after the annual meeting.

         At the annual meeting, our shareholders also approved our 2000 Stock Option Plan with 5,728,127 votes in favor, 605,454 opposed, 0 withheld, and 71,701 abstentions and broker non-votes.

         At the annual meeting, our shareholders ratified our board of directors' appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2000, with 6,402,090 votes in favor, 1,517 opposed, 0 withheld, and 1,675 abstentions and broker non-votes.

ITEM 5.    OTHER INFORMATION.

         On April 20, 2000, Delphi Automotive Systems LLC signed a licensing agreement with us for exclusive rights to utilize and manufacture our magnetically coupled switch technology for the automotive industry. The initial term of the agreement runs through June 30, 2007 and during this period Delphi is required to pay us minimum aggregate royalties of $12 million. Under this Agreement, Delphi was also required to pay us a $4 million exclusive license fee, which is nonrefundable and not creditable against royalties.

         On April 20, 2000, we executed a short-term option agreement with Delphi to purchase 1,651,846 million shares of non-registered common stock at $7.00 per share. On June 19, 2000, Delphi exercised this call option to acquire 1,651,846 shares of Duraswitch common stock at $7.00 per share, representing approximately 18 percent of Duraswitch outstanding shares.

         On April 20, 2000, we also granted a warrant to Delphi to purchase 225,000 shares of our common stock at $7.00 per share. Based on Delphi exercising the short-term option the warrant may be exercised at any time before 11:59 p.m. on April 20, 2004.

         On May 18, 2000, Delphi paid us the $4.0 million cash for the exclusive licensing fee, warrant and option. A valuation, using the Black-Scholes model, of approximately $1.15 million for the warrant sold and the option executed with Delphi on April 20, 2000 was recorded as equity on our books. We will similarly report that amount as equity for tax purposes and therefore that portion of the $4 million will be non-taxable. The $1.15 million valuation was applied against the original $4.0 million licensing fee received and the remaining $2.85 million will be recognized over the 7-year initial term of the license agreement.

         On May 19, 2000, we granted to AP Industrial, located in Tempe, Arizona, a non-exclusive license for our patented PushGate push button switch. AP Industrial is a manufacturer that specializes in serving companies with small and medium volume orders.

         On June 20, 2000, we granted to Add-Vision, located in Grass Valley, California, a non-exclusive license for our patented PushGate push button switch. Add-Vision is a developer and manufacturer of surface animation systems.

         On July 14, 2000, we granted to Design Mark Industries, located in Warham, Massachusetts, a non-exclusive license for our patented PushGate push button switch. Design Mark Industries is a manufacturer of graphic overlays, keyboard assemblies, and other products for original equipment manufacturers in the electronic industry.

         During July 2000, Carl G. Rausch, Director Marketing, Planning and Business Development Delphi Automotive Systems, was named to our Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         See attached exhibit list.

(b)      Reports on Form 8-K.

         On April 26, 2000, DuraSwitch filed a current report on Form 8-K with the SEC pursuant to Item 5 thereof, in respect to the license, option and warrant transaction with Delphi Automotive System LLC described in Item 5 above.

         On June 23, 2000, DuraSwitch filed a current report on Form 8-K with the SEC pursuant to Item 5 thereof, in respect to the option transaction with Delphi Automotive System LLC described in Item 5 above.

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          DuraSwitch Industries, Inc.
                          ---------------------------
                         (Registrant)




Date:  August 10, 2000    By:   /s/  R. Terren Dunlap
                             ---------------------------------------------------
                                  R. Terren Dunlap, Chief Executive Officer and
                             Chairman of the Board (Principal Executive Officer)




Date:  August 10, 2000    By:    /s/ Robert J. Brilon
                             ---------------------------------------------------
                                Robert J. Brilon, President, Chief Financial
                             Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
  No.               Description                        Incorporated by Reference to:                        Filed Herewith:
 3.1      Amended and Restated                        FormSB-2 filed with the SEC
          Articles of Incorporation                   of Registrant on August 26, 1999

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

10.19.2   Option Agreement between Delphi             Form 8-K filed with the SEC on
          Automotive Systems LLC and                  July 12, 2000.
          DuraSwitch Industries Inc dated
          April 20, 2000

10.20     Registrant's 2000 Stock Option Plan         Proxy Statement filed with the SEC on
                                                      May 12, 2000

27        Financial Data Schedule