Form 10QSB
period 2000-09-30
DURASWITCH INDUSTRIES INC
filed 2000-11-14
CIK 1054070

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended September 30, 2000

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

Yes  [ X ]    No  [   ]


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [   ]    No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,214,491 shares of common stock outstanding as of October 31, 2000.

      Transitional Small Business Disclosure Format (check one): Yes  [ X ]
No  [   ]

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS                                                                 December 31, 1999        September 30, 2000
                                                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                  $  5,884,827             $ 17,492,875
Accounts receivable (net of allowance for doubtful accounts
of $40,000 in 1999 and $20,000 in 2000)                                         238,393                  304,996
Inventory (Note 2)                                                              536,494                  405,138
Prepaid expenses and other current assets                                       235,252                  423,746
                                                                           ------------             ------------
Total current assets                                                          6,894,966               18,626,755
                                                                           ------------             ------------
Property and equipment - net (Note 3)                                           592,411                  777,272
Goodwill - net                                                                  589,805                  535,081
Patents and other assets                                                        160,878                  277,091
Prepaid other expenses                                                               --                  163,143
                                                                           ------------             ------------
Total assets                                                               $  8,238,060             $ 20,379,342
                                                                           ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                           $    242,551             $    111,203
Accrued salaries and benefits                                                   462,014                  390,711
Accrued expenses and other current liabilities                                  228,176                  158,349
Deferred licensing revenue (Note 4)                                                  --                  524,894
Line of credit                                                                   75,000                       --
Current portion of notes and capital leases payable                             234,893                   39,657
                                                                           ------------             ------------
Total current liabilities                                                     1,242,634                1,224,814
                                                                           ------------             ------------
LONG-TERM LIABILITIES:
Notes payable                                                                    63,985                       --
Capital leases payable                                                           60,713                   60,129
Deferred licensing revenue (Note 4)                                                  --                2,285,707
                                                                           ------------             ------------
Total long-term liabilities                                                     124,698                2,345,836
                                                                           ------------             ------------
                                                                           ------------             ------------
Total liabilities                                                             1,367,332                3,570,650
                                                                           ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized in
1999 and 2000, 7,495,594 and 9,206,384 shares issued and
outstanding in 1999 and 2000, respectively                                        7,496                    9,207
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Additional paid-in capital                                                   13,273,927               25,945,039
Accumulated deficit                                                          (6,263,432)              (9,145,554)
Note receivable                                                                (147,263)                      --
                                                                           ------------             ------------
Total stockholders' equity                                                    6,870,728               16,808,692
                                                                           ------------             ------------

                                                                           ------------             ------------
TOTAL                                                                      $  8,238,060             $ 20,379,342
                                                                           ============             ============

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                        Nine Months Ended
                                                       September 30,         September 30,        September 30,        September 30,
                                                          1999                   2000                  1999                 2000
Product revenue                                       $   442,983           $   364,073           $ 1,300,762           $ 1,519,336
Licensing revenue (Note 4)                                     --               238,298                    --               312,819
-----------------------------------------------------------------------------------------------------------------------------------
Net revenue                                               442,983               602,371             1,300,762             1,832,155

Product cost of goods sold                                524,065               401,724             1,526,670             1,626,970
Licensing cost of goods sold                                   --                27,672                    --                30,939
-----------------------------------------------------------------------------------------------------------------------------------
Total cost of goods sold                                  524,065               429,396             1,526,670             1,657,909
-----------------------------------------------------------------------------------------------------------------------------------

Gross (loss) profit                                       (81,082)              172,975              (225,908)              174,246
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses :
Selling, general and administrative                       541,415               761,073             1,348,495             2,176,171
Research and development                                  182,558               479,231               433,670             1,302,516
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                  723,973             1,240,304             1,782,165             3,478,687

Loss from operations                                     (805,055)           (1,067,329)           (2,008,073)           (3,304,441)

Interest income                                            33,481               287,455                81,616               454,402
Other income (expense)                                    (25,016)              (16,176)              (74,418)              (32,083)
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense) - net                                8,465               271,279                 7,198               422,319

-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                              $  (796,590)          $  (796,050)          $(2,000,875)          $(2,882,122)
===================================================================================================================================
Net loss per commons hare, basic and diluted          $     (0.13)          $     (0.09)          $     (0.36)          $     (0.35)

Weighted average shares outstanding,
basic and diluted                                       6,147,580             9,206,384             5,541,136             8,163,886

                          DURASWITCH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                      NINE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1999          SEPTEMBER 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $(2,000,875)               $ (2,882,122)
Adjustments to reconcile net loss to net cash used in
operating activities :
Depreciation and amortization                                               153,401                     228,133
Gain on sale of equipment                                                   (12,500)                      4,295
Stock option compensation expense                                            10,093                          --
Issuance of stock for services                                                8,500                          --
Changes in operating assets and liabilities :
Accounts receivable                                                         (95,728)                    (66,603)
Inventory                                                                  (251,737)                    131,356
Prepaid expenses and other current assets                                   (71,989)                   (148,494)
Accounts payable                                                            (15,705)                   (131,348)
Accrued salaries and benefits                                               140,082                     (71,303)
Accrued expenses and other current liabilities                               78,780                     (69,827)
Deferred licensing revenue                                                       --                   2,810,601
                                                                        -----------                ------------
Net cash used in operating activities                                    (2,057,678)                   (195,312)
                                                                        -----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in patents and other assets                                         (1,521)                   (291,449)
Loan to employee                                                                 --                     (40,000)
Loan to Camplex/Concept W Corporation                                      (150,000)                         --
Proceeds from sale of equipment                                              12,500                          --
Purchases of property and equipment                                        (328,501)                   (315,672)
                                                                        -----------                ------------
Net cash used in investing activities                                      (467,522)                   (647,121)
                                                                        -----------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of stock                                           9,397,098                  11,538,485
Proceeds from note receivable                                                    --                     147,263
Proceeds from issuance of warrants and options                                   --                   1,134,338
Principal payments on notes payable and capital leases                     (238,358)                   (294,605)
Proceeds from notes payable to shareholders                                 450,000                          --
Net (decrease) increase in line of credit                                    75,000                     (75,000)
Net change in loans from officers                                           (40,281)                         --
                                                                        -----------                ------------
Net cash provided by financing activities                                 9,643,459                  12,450,481
                                                                        -----------                ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          7,118,259                  11,608,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              143,860                   5,884,827
                                                                        -----------                ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 7,262,119                $ 17,492,875
                                                                        ===========                ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid for interest                                                  $    61,602                $     36,476
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Acquisition of equipment through capital lease                               57,873                      34,800
Reduction of debt in connection with exercise of warrants                   175,000

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1:

BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by us in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in our annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.



NOTE 2:INVENTORIES

                                                      DECEMBER 31,            SEPTEMBER 30,
                                                          1999                     2000
      Inventories consist of the following:

      Raw materials                                     $ 252,121                $ 192,295
      Work in process                                     204,729                  136,630
      Finished goods                                       99,644                   96,213
                                                        ---------                ---------
      Subtotal                                            556,494                  425,138
                                                        ---------                ---------
      Less reserve for obsolete inventory                 (20,000)                 (20,000)

      Total                                             $ 536,494                $ 405,138
                                                        =========                =========


NOTE 3:PROPERTY AND EQUIPMENT

                                                                     DECEMBER 31,              SEPTEMBER 30,
                                                                        1999                       2000
      Property and Equipment consist of the following:

      Computer equipment                                             $ 207,110                $   395,118
      Other machinery and equipment                                    335,835                    391,591
      Leasehold improvements                                           150,335                    227,861
      Office furniture and fixtures                                     75,663                    100,550
                                                                     ---------                -----------
      Subtotal                                                         768,943                  1,115,120
                                                                     ---------                -----------
      Less accumulated depreciation                                   (176,532)                  (337,848)
                                                                     ---------                -----------

      Total                                                          $ 592,411                $   777,272
                                                                     =========                ===========


NOTE 4:

DELPHI AUTOMOTIVE SYSTEMS TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

      The accompanying discussions and analysis of financial condition and results of operations is based on the consolidated financial statements of the Company, which are included elsewhere in this Quarterly Report on Form 10-QSB. Certain statements in this Form 10-QSB constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 (the "Act") and the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate", and other expressions which are predications of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risk, uncertainties and other factors, which may cause the actual results, performance or achievement of Duraswitch to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Duraswitch undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

We are in the process of transitioning our business to license our patented technologies, as opposed to our 1999 emphasis of using our technologies to manufacture and sell switch panels ourselves.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales:

      We recorded net sales of $602,371 for the three months ended September 30, 2000, the "2000 Quarter", compared to $442,983 for the three months ended September 30, 1999, the "1999 Quarter". Licensing revenue for the 2000 Quarter was $238,298. Product sales for the 2000 Quarter for switch panels produced with Duraswitch technology was $364,073, most of these product sales were for initial prototype production and low volume production runs. Many of our past switch customers are being transitioned to licensees. Many of our past switch customers are being transitioned to licensees. Delphi Automotive Systems accounted for approximately 24% of our revenue for the Quarter, of which 17% was from deferred license revenue.

Cost of Goods Sold:

      Cost of goods sold was $429,396 for the 2000 Quarter, compared to $524,065 for the 1999 Quarter. Licensing and product cost of goods sold for the 2000 Quarter were $27,672 and $401,724, respectively. The decrease in overall cost of goods sold was primarily due to high gross margins associated with our licenses and decreased manufacturing overhead.

Selling, General and Administrative expenses:

      Selling, general and administrative expenses were $761,073 for the 2000 Quarter, compared to $541,415 for the 1999 Quarter. The increase in selling, general and administrative expenses was primarily due to travel costs and developing a managerial level infrastructure to implement and heighten the awareness of our licensing program, conducting licensee training, drafting and negotiating of technology licensing agreements. We have also incurred costs in the 2000 Period related to being a reporting public company.

Research and Development:

      Research and development expenses were $479,231 for the 2000 Quarter, compared to $182,558 for the 1999 Quarter. The increased costs were attributed to additional engineering personnel and increased facilities resources for modeling, development and testing of new product applications for our patented technologies.

Loss from Operations:

      As a result of the factors described above, loss from operations increased to $1,067,329 for the 2000 Quarter, compared to $805,055 for the 1999 Quarter.

Other Income/Expense:

      Net other income was $271,279 for the 2000 Quarter, compared to $8,465 for the 1999 Quarter. The increased income resulted from the investment of increased cash balances attributable to the exclusive license agreement for the automotive industry and equity transactions with Delphi Automotive Systems.

Net Loss:

      As a result of the factors described above, net loss was $796,050 for the 2000 Quarter, compared to $796,590 for the 1999 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales:

      We recorded net sales of $1,832,155 for the nine months ended September 30, 2000, the "2000 Period", compared to $1,300,762 for the nine months ended September 30, 1999, the "1999 Period". Licensing revenue for the 2000 Period was $312,819. Product sales for the 2000 Period for switch panels produced with Duraswitch technology were $1,519,336. These product sales were for initial prototype production and low volume production runs. Many of our past switch customers are being transitioned to licensees. Delphi Automotive Systems accounted for approximately 13% of our revenue for the Period, of which 9% was from deferred license revenue.

Cost of Goods Sold:

      Cost of goods sold was $1,657,909 for the 2000 Period, compared to $1,526,670 for the 1999 Period. Licensing and product cost of goods sold for the 2000 Period were $30,939 and $1,626,970, respectively. The increase in overall cost of goods sold was primarily due to increased sales, manufacturing overhead and application engineering costs. The setup costs and low volume purchasing for prototype quantities, which also drove up costs, were partially offset by high gross margin associated with our licenses.

Selling, General and Administrative expenses:

      Selling, general and administrative expenses were $2,176,171 for the 2000 Period, compared to $1,348,495 for the 1999 Period. The increase in selling, general and administrative expenses was primarily due to travel costs and developing a managerial level infrastructure to implement and heighten the awareness of our licensing program, conducting licensee training, drafting and negotiating of technology licensing agreements. We have also incurred costs in the 2000 Period related to being a reporting public company.

Research and Development:

      Research and development expenses were $1,302,516 for the 2000 Period, compared to $433,670 for the 1999 Period. The increased costs were attributed to additional engineering personnel, and facilities resources for modeling, development and testing of new product applications for our patented technologies.

Loss from Operations:

      As a result of the factors described above, loss from operations increased to $3,304,441 for the 2000 Period, compared to $2,008,873 for the 1999 Period.

Other Income/Expense:

      Net other income was $422,319 for the 2000 Period, compared to $7,198 for the 1999 Period. The increased income resulted from the investment of cash balances attributable to the exclusive license agreement for the automotive industry and equity transactions with Delphi Automotive Systems.

Net Loss:

      As a result of the factors described above, net loss was $2,882,122 for the 2000 Period, compared to $2,000,875 for the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

      The current ratio on September 30, 2000 was 15.2 to 1, compared to 5.5 to 1 on December 31, 1999. Working capital on September 30, 2000 was $17,401,941, compared to $5,652,332 on December 31, 1999. The increase in working capital is attributable to the execution of the exclusive license agreement for the automotive industry and equity transactions with Delphi Automotive Systems.

      Net cash used by operating activities for the 2000 Period was $195,312, which consisted primarily of net operating losses offset by proceeds from the exclusive license agreement with Delphi Automotive Systems.

      Net cash used in investing activities for the 2000 Period was $647,121, which was used primarily for purchasing office and computer equipment as well as costs associated with our patents and patents pending.

      Net cash provided by financing activities for the 2000 Period was $12,450,481, consisting primarily of net proceeds from the sale of stock of $11,538,485, proceeds from the sale of a warrant and an option for $1,134,338 and was offset by payments of $369,605 to payoff our bank line of credit and notes payable and monthly capital lease payments.

      During the nine months ended September 30, 2000, we entered into a capital lease for $34,800 for the purchase of property and equipment. As of September 30, 2000, future principal payments under our existing capital leases were approximately $100,000. These capital leases bear interest at rates ranging from 13.29% to 24.0%.

      At December 31, 1999, we had approximately $5,650,000 in net operating loss carry forwards available for federal income tax purposes. We have not recognized any benefit from these operating loss carry forwards, which are subject to significant restriction under current tax law and begin to expire in 2011.

      On August 26, 1999, the Company filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of the Company's common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Roth Capital Partners (formerly Cruttenden Roth). The net proceeds from the offering were $8,196,312, which is net of $1,803,688 in costs paid by the Company related to the offering. As of September 30, 2000, the net proceeds have been used for the following: research and development of $1,735,438, purchases of capital assets of $538,620, repayment of indebtedness of $382,964, repayment of the bank line of credit of $158,670, and sales and marketing, general corporate and working capital of $5,380,620, of which $1,528,786 from the net proceeds remains in cash.

      We have experienced significant operating losses since our inception. We expect our capital expenditure and working capital requirements in the foreseeable future to increase depending on the rate of our expansion, our operating results, and other adjustments in our operating plan as needed in response to unexpected events. We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and required debt payments through at least the next twelve months.

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

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB No. 133, which delays the implementation of SFAS No. 133 for one year. Management has concluded that there is no material impact that will result from adopting SFAS No.
133.

PART II

OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

      On October 11, 2000, we began trading under symbol DSWT on the Nasdaq Nation Market System and ceased trading under the symbol DRA on the American Stock Exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

       See attached exhibit list.

      (b) Reports on Form 8-K.

       None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DuraSwitch Industries, Inc.
                              ------------------------------------------
                              (Registrant)



Date:  November 7, 2000           By:   /s/  R. Terren Dunlap
                                     ------------------------------------------
                                  R. Terren Dunlap, Chief Executive Officer and
                                  Chairman of the Board (Principal
                                  Executive Officer)




Date:  November 7, 2000           By:    /s/ Robert J.  Brilon
                                     ------------------------------------------
                                  Robert J. Brilon, President, Chief Financial
                                  Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.             Description                        Incorporated by Reference to:                Filed Herewith:
---             -----------                        -----------------------------                ---------------
3.1       Amended and Restated                     Form SB-2 filed with the SEC
          Articles of Incorporation                of Registrant on August 26, 1999

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

4.2       Articles II, III, and VII of   the       Form SB-2 filed with the SEC
          Amended and Restated                     on August 26, 1999
          Bylaws of DuraSwitch
          Industries, Inc.
          (included in Exhibit 3.2)

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

10.13     Promissory Note of DuraSwitch            Form SB-2 filed with the SEC on
          Industries, Inc. dated January 30,       August 26, 1999
          1998, and amended December 31, 1998,
          in The aggregate amount of $164,000
          Payable to Anthony G. Shumway

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

10.20     Registrant's 2000 Stock Option Plan      Proxy Statement filed with the SEC on
                                                   May 12, 2000

27        Financial Data Schedule                                                                       X