Form 10KSB
period 2000-12-31
DURASWITCH INDUSTRIES INC
filed 2001-03-30
CIK 1054070

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark one)

[X] Annual report under Section 13 of 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2000

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
              Title of Each Class             on Which Registered
              -------------------              ------------------
                                                    NASDAQ
      Common Stock, par value $0.001        National Market System

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The issuer's revenues for its most recent fiscal year were $2,318,736.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of November 3, 2000 was $51,195,675.

Number of registrant's shares of common stock outstanding as of January 31, 2001 was 9,288,156.

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X].

                               Table of Contents

                                                                                                    Page
Part I                                                                                                3
Item 1.   Description of Business.                                                                    3
Item 2.   Description of Properties.                                                                  8
Item 3.   Legal Proceedings.                                                                          8
Item 4.   Submission of Matters to a Vote of Security Holders.                                        8
Part II                                                                                               9
Item 5.   Market for Common Equity and Related Stockholder Matters.                                   9
Item 6.   Management's Discussion and Analysis of Results of Operations.                              9
Item 7.   Financial Statements.                                                                      14
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       29
Part III                                                                                             29
Item 13.  Exhibits and Reports on Form 8-K.                                                          29


                                    Part I

Item 1.   Description of Business.

Overview

          We have developed, patented and licensed innovative technologies utilizing a magnetic based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technology. The flexibility and advantages afforded designers and manufacturers using this new technology allows for creation of a new style of switch package by fully integrating various switches into a single panel. We believe this patented technology allows us and our licensees to provide a complete solution to the design challenges faced by original equipment manufacturers, ("OEMs"), and component suppliers seeking durable, reliable, value engineered switch designs that can easily be incorporated into a slim profile, flat panel design without sacrificing the consistent tactile feedback response, or "click," highly desired by end users. Design News, a trade magazine widely read by design engineers, named our DuraSwitch PushGate(TM) switch "The Best New Products of 1998" in the electrical/electronic category, the DuraSwitch thiNcoder RotorTM switch received honorable mention in "The Best New Products of 1999" and the DuraSwitch MagnaMouse(TM) received the same honor in their "Best New Products of 2000" awards.

          We were incorporated on May 1, 1997 as "Total Switch, Inc." In order to establish a market value for our stock to acquire other businesses necessary for our growth, we combined with an inactive publicly traded company on December 31, 1997, and changed its name to "DuraSwitch Industries, Inc." As a result of this transaction, Total Switch became a wholly owned subsidiary of DuraSwitch, and Total Switch's former stockholders acquired a controlling interest in DuraSwitch. During 1998, through the acquisition of Aztec Industries, Inc. ("Aztec") formerly a manufacturer of membrane switches, we commenced operations and designed, manufactured, marketed and distributed integrated electronic control panels developed with our patented technology.

          During 1999 and 2000, our revenues were generated primarily from designing, developing, and producing prototypes of customer switch applications. Also, during 1999 and 2000, market acceptance of our switches and Integrated Control Panels ("ICPs") relying on our patented technology rather than older membrane switch technology increased. Our strategy to license our technology rather than manufacturing switches ourselves, became our primary focus during 2000. We are near the completion of this transition and expect almost all of our future revenues to come from our licensing efforts. As of December 31, 2000, we had 16 licensees, foreign and domestic.

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

          Membrane switches consist of multiple, thin-film layers topped by an overlay with printed graphics or instructions to operate the device in which the switch is incorporated. A typical example of a membrane switch is found on most microwave oven control panels. Without tactile feedback, users may activate the switch several times, which could cause the opposite effect of what the user
intended.   To solve the feedback response problem, membrane switch
manufacturers typically have offered a "beep" sound, light, or status icons on a display, to inform the user when the switch has been activated. However, this "solution" increases the cost, complexity and size of the product to which it is added, thus decreasing the advantages of a membrane switch over an electro-mechanical switch.

          The second option to overcome the feedback response problem is to incorporate a metal, rubber or plastic dome as part of the membrane switch.
When pressed by a user, the center of the dome will invert and contact the
circuit on the membrane layer beneath it.   Domed membrane switches are prone to
failure due to materials fatigue, are much less reliable than membrane switches without domes, require inconsistent amounts of force to be activated which has proven frustrating to the user and increases the cost and design complexity while decreasing the reliability of the switch.

The DuraSwitch Competitive Advantage

          The key to our technology is its simplicity of design and reliance on magnetic force rather than mechanical parts or the elastic properties of materials to operate a switch. Based on our management's experience in the electronic switch and ICP industries, we believe our technology offers the following competitive advantages compared to switches and ICPs using traditional electro-mechanical or membrane switch technologies:

          Significantly Greater Durability and Reliability. Because our technologies rely on a magnetic-based design with few moving parts and virtually no stress, fatigue, or potential breaking points, we believe they are significantly more durable and reliable than traditional electro-mechanical and membrane switches. From January 1998 to January 2001, we tested one of our DuraSwitch PushGate switches. It exceeded 500,000,000 activations on an electronic counter without failure. We believe this test result supports our belief in the reliability and durability of products manufactured using our technology. By eliminating or reducing the mechanical complexity and precision required by traditional technologies, we believe our patented design makes switches and ICPs manufactured with our technology significantly more reliable than electro-mechanical and membrane switches.

          Consistent Tactile Feedback Response. Unlike membrane switches and some electro-mechanical switches, our PushGate design consistently produces a distinctive "click" each time the user activates our switch. This capability enables us and our licensees to design and produce switches that do not require the addition of audio or visual cues, such as beeps, lights, or status icons to artificially provide feedback to the user, a solution that would otherwise increase the complexity, size, and cost of the switch design.

          Ease of Integration in Slim Profile, Environmentally Sealed Design. Because switches produced using our technology use a multiple thin layer design that incorporates a flexible circuit rather than bulky mechanical parts, they are easily integrated into flat panel/slim profile products currently desired by the market. This design also eliminates the need to breach the surface of the ICP, enabling our ICPs to be easily sealed, cleaned, disinfected and protected from harsh environmental conditions.

          Value Engineering Alternative. We believe switches produced using our technology offer a better overall value compared to switches using traditional technologies. The integration attributes of our technology allow for a complete value engineering alternative to switch panel designs, which can allow for cost reductions in various components and manufacturing processes. In addition, devices using our switches are more durable and reliable than electro-mechanical switches and are therefore less costly to maintain.

Strategy

          Our objective is to become a leading switch technology provider in the electronic switch and ICP industries by entering into licensing agreements with qualified switch manufacturers, switch component assemblers and OEMs. In order to achieve this objective, we intend to implement the following strategies:

Further and Maintain Our Patented Technology's Competitive Advantages

          We intend to further and maintain our patented technologies' competitive advantages and make our technology a standard in the industry. We intend to pursue this strategy by aggressively marketing our technologies' advantages and broaden market awareness. We are focusing our sales and marketing efforts on our licensing program and are investing heavily in research, development and testing to further refine our technology and expand its possible applications in a wide variety of industries.

Increase Market Awareness of DuraSwitch's Patented Technological Advantages

          We will aggressively promote our patented technology and design expertise to achieve widespread market awareness of our technologies' advantages. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch purchasing market. These efforts will include increased exposure in trade magazines, increasing traffic to our web site, participating actively in vendor-sponsored seminars for design engineers, and aggressively promoting our technologies in the trade media. We believe that promoting our success and our licensees' successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our technologies and their unique competitive advantages.

License Switch Manufacturers

          We are offering to license DuraSwitch technology to switch manufacturers, turnkey manufacturing and original equipment manufacturers as a product extension, a market differentiation and a switch product that integrates multiple types of switches into a flat panel environment. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from DuraSwitch. The component cost includes the royalty for the rights to manufacture, assemble and sell patented DuraSwitch technologies. In some cases where no components are supplied, we are paid a royalty per switch manufactured. We support our licensees with engineering, design, testing, specification materials, marketing assistance, customer leads, and patent protection. Every licensee has strict qualitative standards to maintain as part of their licensee requirements.

Provide Full Service Training, Design Engineering, Testing and Design Review of Licensees

          We intend to be a "one stop shop" for electronic switch solution design engineering, testing, and prototype manufacturing for licensees of our technology. With our history in design and manufacturing of this technology, we are able to provide engineering support, design assistance, testing and prototype assembly services to our licensees. Our manufacturing expertise is shared with our licensees through in-house Duraswitch technology training with our engineering and sales and marketing teams, which includes hands on training of Duraswitch technologies, documementation manuals, and product design reviews.

Technology

          We have a number of switch technology products based on our patented magnetic-based technology in various stages of production and development. We have licensed the PushGate(TM), and thiNcoder Rotor(TM) to our licensees. Our non-exclusive licensees pay between $0.10 and $0.30 per PushGate and between $0.25 and $0.75 per thiNcoder Rotor depending on purchase order volume. Fees for additional technologies will be determined upon release.

The Duraswitch PushGate(TM)

          A typical Duraswitch PushGate switch consists of up to five bonded micro-thin layers of materials, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as "on", "defrost" and "cook" buttons on a microwave oven. Below the top layer is a thin, flexible layer of magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the flexible circuit. When the button is released, the magnet pulls the disc upward and away from the switch contacts, into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.

The Duraswitch thiNcoder Rotor(TM)

          The Duraswitch thiNcoder Rotor resembles a typical volume control knob on a car radio, except that unlike an electro-mechanical rotary switch, the back of our switch is flat. The entire assembly can be less than 1/10th of an inch thick. The Duraswitch thiNcoder Rotor consists of a rotary knob containing embedded magnets all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small, 1mm, gold-plated balls. Beneath the circular space are printed electronic circuits, which are activated through contact with the gold-plated balls. When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user's instructions to the device. The design of the DuraSwitch thiNcoder Rotor also allows for a consistent tactile feedback response to the user, such that the user can feel each "click" as the knob is turned.

The Duraswitch MagnaMouse(TM)

          The Duraswitch MagnaMouse is an omnidirectional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the rim or any custom design key cap, which then closes the contact, actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse can be pressure sensitive, allowing for acceleration of activity.

Switches Under Development

          Switches under development include the:

             . Slider(TM),a linear version of our thiNcoder Rotor, . Thumbwheel(TM), a next generation thiNcoder Rotor configured for vertical, single digit (finger) operations,
             . Rocker(TM), a two position switch, and . PushGate Rotor(TM), a standard thiNcoder Rotor incorporating a push button switch for multiple functionalities.

          Generally, our switches are custom-designed to meet specific design challenges or licensee's customer requirements dictated by the nature of specific applications. Accordingly, all of these switch designs may be adapted quickly and easily to fit various types of integrated controls panel arrays and electronic products. We are constantly refining our products and designing new variations to meet specific application design needs.

Customers

          Our success depends in part on being able to supply switches to all key industry segments. As a result, we have licensed various custom and turnkey switch manufacturers to produce switches in various devices in a wide variety of
industries.   Some of the key industries in which our licensees operate include the following: elevators, beverage dispensing, energy management, test and measurement, medical, point of sale, appliances, vending machines, gaming, recreational marine, industrial automation, health and fitness, restaurant equipment, gas pumps, mass transit, computers, lighting and sound, aerospace and industrial controls.

          In May 2000, the Company received $4.0 million from Delphi Automotive Systems LLC ("Delphi") for the exclusive right to utilize and manufacture the Company's patented switch technology for the automotive industry. The license agreement with Delphi generated license revenue of $277,860 or 52% of our licensing revenue sales for the year ended December 31, 2000.

          Effective March 31, 2000, we resolved the Ericsson Inc. ("Ericsson") purchase order cancellation discussed in our 1999 10-KSB annual report. This resolution was based on Ericsson's acknowledgement of financial responsibility for the purchase order dated April 7, 1999 between Ericsson and DuraSwitch for the custom design of a compact mode selector/volume control rotary type switch. Ericsson agreed to pay and DuraSwitch accepted $340,000 as an equitable resolution. The payment from Ericsson represented 19% of the Company's product revenue for 2000.

Intellectual Property

          Our success depends in part on maintaining and protecting our proprietary technology. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file U.S. and foreign patents for relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging, and published materials. These materials include our web site, business cards, letterhead, brochures, and advertisements. We intend to aggressively prosecute litigation against infringers. In order to protect our trade secrets and other intellectual property, we also require our employees, consultants, advisors and collaborators to enter into confidentiality agreements, which prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on our time, using our property, or relating to our business. Our management team has extensive experience in protecting technology from global competitors and will oversee our intellectual property protection program.

          As of March 15, 2001, we hold nine U.S. Patents (Nos. 5,523,730, 5,666,096, 5,867,082, 5,990,772, 6,130,593, 6,069,545, 6,023,213, 6,069,552 and
6,137,387), one Taiwanese Patent (No. NI-090979), and one Chinese Patent (No. 96110385.X) for a "switch with a magnetically-coupled armature." We also have several patent applications pending in the U.S., Mexico, Canada, France, Great Britain, China, Taiwan, Italy and Germany. We have made further filings under the Patent Cooperation Treaty and through the European Patent Committee.

          We currently hold the following trademarks and service marks:
DuraSwitch(R), PushGate(TM), thiNcoder Rotor(TM), SnapRotor(TM), Slider(TM), Slammer(TM), DuraSwitch ICP(TM), MagnaMouse(TM), SecurIt(TM), and
DuraSwitch.com(TM).


Marketing

Web Site: www.duraswitch.com

          Design engineers and purchasing managers, the individuals most likely to make the decision to incorporate our technology in their products, frequently use the Internet to search for design solutions. Therefore, our web site, www.duraswitch.com, is a key component of our current marketing efforts. Most of our advertising and promotional materials direct readers to our web site. In addition to attracting potential licensees to our web site for information, we use our web site to generate interest in our technology products. Using our web site as a promotional tool is also less expensive than other methods, is interactive, and reaches a global audience. Our web site has several features, including:

     . information about the advantages of our patented technology, accompanied by articles published by third parties about our products;
     .  virtual demonstrations of our technologies and products;
     . technical data about our products to assist design engineers in designing ICPs and electronic products using DuraSwitch components;
     . e-mail communications links to our design engineers and sales representatives to facilitate dialogue about how our technologies can be integrated into customers' products;
     . information on products available through current licensees; and . benefits and process for obtaining information about licensing rights to utilize and manufacture DuraSwitch technology.

Advertising/Public Relations

          We have advertised in technical periodicals such as Engineering Design News (EDN), Appliance Magazine and Design News. We believe this media exposure is a cost-effective method of capturing the attention of design engineers. For example, according to Design News, approximately 335,000 design professionals throughout the world read Design News' bi-weekly publications. Our advertisements are focused on directing new customers to our web site. We also are listed in annual industry specific guides, including:

     .    Medical Electronic Manufacturing,
     .    Appliance Magazine,
     .    EITD, Electronic Industry Telephone Directory,
     .    Medical Product Manufacturing News,
     .    Wireless Design and Development,
     .    International Appliance Manufacturer,
     .    Thomas Register, and
     .    Electronic Engineering Master.

          In addition, we are conducting a public relations campaign to generate articles highlighting our technologies to be published in trade magazines. To date, our technologies have been recognized in several trade magazines, including Appliance Magazine, Appliance Manufacturing, Design News, Medical Product Manufacturing News, and Engineering Design News. Our MagnaMouseTM omnidirectional switch was named Honorable Mention in the Design News Best New Products of the Year 2000 Awards, the thiNcoder Rotor received Honorable Mention in 1999 and the PushGate was named Best New Electronic Products 1998. Other industry accolades include the EDN Innovation of the Year Awards and EE Product News Products of the Year.

Seminars and Trade Shows

          We give educational presentations about our technology at vendor-sponsored seminars for product design engineers. At these seminars, we are able to meet attendees and provide them with information about our technology and products through multi-media presentations, product demonstrations, brochures and samples.

Competition

          We operate in an industry characterized by intense competition. We believe that in order to compete effectively, our technology must continue to evolve with changing standards. To that end, we continue to dedicate a large amount of our resources to research and development. During the years ended December 31, 1999 and 2000, we spent $889,922 and $1,716,825, respectively, on research and development efforts. We compete both with those who own and license technology and with manufacturers who produce switches using other technology. Many of our competitors have established products, broad name recognition, and significantly greater resources than ours. Moreover, the market for our technology continues to evolve, and we expect to face further competition from new market entrants.

Employees

          As of December 31, 2000, we had 53 employees, 49 of which work full time.

Item 2.   Description of Properties.

          Our principal administrative, design, testing, and prototype manufacturing facilities are located in Mesa, Arizona, where we presently lease 33,650 square feet of office and manufacturing space in a building located at 234 South Extension Road. This facility consists of approximately 10,000 square feet of office space and 23,650 square feet of testing and prototype manufacturing space. Our lease terminates on January 1, 2004, subject to our option to extend the term for an additional two years. The base monthly rent for 2000 was $16,000. Future minimum monthly rental payments are $17,000 for 2001 and $18,000 for 2002. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

Item 3.   Legal Proceedings.

          From time to time, we may be subject to claims and litigation incident to our business. As of March 15, 2001 we were not a party to any material legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

                                    Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

          On October 11, 2000, we began trading under symbol "DSWT" on the Nasdaq National Market System and ceased under the symbol "DRA" on the American Stock Exchange. Between August 26, 1999 and October 11, 2000, our common stock was traded on the American Stock Exchange under the symbol "DRA." Prior to August 26, 1999, our common stock was traded on the OTC Bulletin board under the symbol "DSWT." The high and low inter-dealer prices for the calendar quarters during the past three fiscal years are as follows:


          Period Ended                                       High     Low
          ------------                                       ----     ---
          March 31, 1998 ...............................    $24.44   $17.47
          June 30, 1998 ................................    $21.25   $12.75
          September 30, 1998 ...........................    $20.40   $12.75
          December 31, 1998 ............................    $14.88   $ 6.38
          March 31, 1999 ...............................    $ 9.56   $ 6.38
          June 30, 1999 ................................    $11.69   $ 8.23
          September 30, 1999............................    $ 5.63   $ 3.00
          December 31, 1999.............................    $10.00   $ 2.50
          March 31, 2000 ...............................    $ 8.25   $ 5.38
          June 30, 2000 ................................    $ 8.75   $ 5.00
          September 30, 2000............................    $13.44   $ 6.50
          December 31, 2000.............................    $12.56   $ 8.75

          These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Dividends

          We have not declared any cash dividends on our common stock since inception. We do not intend to declare any dividends on our common stock in the foreseeable future.

Holders

          As of March 26, 2001, there were approximately 312 holders of record of our common stock. We believe that our common stock is held by more than 2,400 beneficial holders.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in these documents include, but are not necessarily limited to, those relating to our:

             . beliefs regarding the competitive technological advantages and anticipated commercial success of our technologies,

             . intention to achieve widespread commercial acceptance of our licensed technologies,

             . ability to carry out our business model of converting from a manufacturer to a licensing company,

             .    ability to obtain new licensees,

             .    ability to develop new or existing switch technology,

             . objective to establish DuraSwitch technology as the design standard in the electronic switch and ICP industries,

             .    estimates of anticipated growth in the switch and ICP markets,

             . success in developing new or enhanced products to take advantage of market opportunities or to respond to competition, and

             . ability to complete any future acquisitions of products or businesses.

          When you consider the forward-looking statements in this report, you should keep in mind the cautionary information located elsewhere in this report. Our performance may differ materially from that contemplated by such forward-looking statements as a result of certain risk factors, including but not limited to those set forth below.

Should we be unable to protect our proprietary technologies, their value and our competitive position would be significantly impaired.

          Although we seek to protect our intellectual property rights through patents, copyrights, trade secret protection and other measures, we cannot be certain that:

- we will be able to protect our technology adequately;
- competitors will not be able to develop similar or better technology independently;
- any of our pending patent applications will be issued; or
- intellectual property laws will continue to protect our intellectual property rights.

Claims that we infringe third party intellectual property rights could result in significant expenses or restrictions on our ability to license technology.

          In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property claims against technologies used in our business. Any such claims, with or without merit, could be time-consuming to defend, would result in costly litigation and divert the efforts of our personnel. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. Additionally, we might be unable to obtain royalty or license agreements on terms acceptable to us. A successful claim of patent, or other intellectual property infringement against us could adversely affect our business in a material way.

Risks related to rapidly changing technology.

          Our results of operations will depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the market for switch technology. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards and identifying, developing and successfully marketing new technologies as they emerge.

We are dependent on our management team.

          Our future success will be largely dependent on the efforts of key management personnel who have extensive experience in the switch industry. The loss of one or more of these key employees could have a material adverse effect on our business.

General

          The following discussion should be read in conjunction with our audited consolidated financial statements and associated notes appearing elsewhere in this report.

          We have developed, patented and licensed innovative technologies utilizing a magnetic based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technology. The flexibility and advantages afforded designers and manufacturers using this new technology allows for creation of a new style of switch package by fully integrating various switches into a single panel. We believe this patented technology allows us and our licensees to provide a complete solution to the design challenges faced by original equipment manufacturers, ("OEMs"), and component suppliers seeking durable, reliable, value engineered switch designs that can easily be incorporated into a slim profile, flat panel design without sacrificing the consistent tactile feedback response, or "click," highly desired by end users. Design News, a trade magazine widely read by design engineers, named our DuraSwitch PushGateTM switch "The Best New Products of 1998" in the electrical/electronic category, the DuraSwitch thiNcoder RotorTM switch received honorable mention in "The Best New Products of 1999" and the DuraSwitch MagnaMouseTM received the same honor in their "Best New Products of 2000" awards.

          We were incorporated on May 1, 1997 as "Total Switch, Inc." In order to establish a market value for our stock to acquire other businesses necessary for our growth, we combined with an inactive publicly traded company on December 31, 1997, and changed its name to "DuraSwitch Industries, Inc." As a result of this transaction, Total Switch became a wholly-owned subsidiary of DuraSwitch, and Total Switch's former stockholders acquired a controlling interest in DuraSwitch.

          During 1999 and 2000, our revenues were generated primarily from designing, developing, and producing prototypes of customer switch applications. Also, during 1999 and 2000, market acceptance of our switches and ICPs relying on our patented technology rather than older membrane switch technology increased. We adopted our strategy to license our technology rather than manufacturing switches ourselves, became our primary focus during 2000. We are near the completion of this transition and expect almost all of our future revenues to come from our licensing efforts. As of December 31, 2000 we had 16 licensees, foreign and domestic.

          Our research and development expenses are comprised mainly of engineering personnel, occupancy, materials, small tools and equipment. Our selling, general and administrative expenses are comprised mainly of labor costs associated with our sales and administrative salaries, travel cost, structuring of the technology-licensing program and occupancy.

          We are in the process of of implementing a licensing business model and as a result, the relationship between net sales, cost of goods sold and operating expenses reflected in our financial information may not represent future expected financial relationships. Much of our cost of goods sold and operating expenses are relatively fixed costs. Given the early stage of our licensing business model, we do not believe period-to-period comparisons of results of operations are meaningful.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 2000

Net Revenue:

          We recorded net sales of $2,318,736 for the year ended December 31, 2000, compared to $1,674,174 for the year ended December 31, 1999. Licensing revenue for fiscal 2000 was $533,137 compared to $0 in fiscal 1999. Our shift in our business model accounted for the increase in our licensing revenue. The license agreement with Delphi Automotive Systems LLC ("Delphi") generated license revenue of $277,860 or 52% of our licensing revenue sales for year ended December 31, 2000.

          During 2000, product revenue increased to $1,785,599 in fiscal 2000 from $1,674,174 in fiscal 1999. Effective March 31, 2000, we resolved the Ericsson Inc. ("Ericsson") purchase order cancellation discussed in our 1999 10-KSB annual report. This resolution was based on Ericsson's acknowledgement of financial responsibility for the purchase order dated April 7, 1999 between Ericsson and DuraSwitch for the custom design of a compact mode selector/volume control rotary type switch. Ericsson agreed to pay and DuraSwitch accepted $340,000 as an equitable resolution. The payment from Ericsson represented 19% of our product revenue for 2000. The remaining change in product revenue was driven by market acceptance of our switches and ICPs relying on our patented technology rather than older membrane switch technology and the shift to our new business model of licensing.

Cost of Goods Sold:

          Cost of goods sold were $2,054,655 for 2000, compared to $2,029,208 for 1999. Licensing cost of sales for fiscal 2000 was $49,666 compared to $0 in fiscal 1999. The increase in licensing cost of sales was due to our transition to a licensing business model, as opposed to a product-based model. Fiscal 2000 was our initial transition year from manufacturing to licensing.

          Product cost of goods sold decreased to $2,004,989 in fiscal 2000 from $2,029,208 in fiscal 1999. The decrease in cost of goods sold was primarily due to our transition to a licensing business model from a product-based model. The decrease in overall cost of goods sold was primarily due to the higher gross margins we achieved through our licensing agreements and decreased manufacturing costs by utilizing our licensees and subcontractors for manufacturing.

Selling, General and Administrative Expenses:

          Selling, general and administrative expenses were $3,343,605 for 2000, compared to $2,311,577 for 1999. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate expected licensing programs and sales growth, including increased salary costs, occupancy costs and travel costs. Documenting our manufacturing processes, structuring the technology-licensing program and training our licensees all contributed to increased expenses.

Research and Development:

          Research and development expenses were $1,716,825 for 2000, compared to $889,922 for 1999. The increased costs were attributed to hiring additional engineering personnel, engineering consulting services, and additional modeling, occupancy and small tools purchased to continue development, modeling and testing of new product applications.

          As of December 31, 2000, we had 13 employees in our research and development department. Approximately one half of these employees have advanced technical degrees. We expect that we will continue to invest substantial funds in research and development activities.

Loss from Operations:

          As a result of the factors described above, the loss from operations increased to $4,796,349 for 2000, compared to $3,556,533 for 1999.

Other Income/Expense:

          Net other income was $686,472 for 2000, compared to $81,615 for 1999. Additional cash generated from our public offering (August 1999), and the exclusive license fee and equity transactions with Delphi (May and June 2000, respectively) were the primary reasons for the increase. In May 2000, we received $4.0 million from Delphi in exchange for (a) Delphi's exclusive right to utilize and manufacture our patented switch technology for the automotive industry, (b) a warrant to purchase 225,000 shares of our stock and (c) an option to purchase approximately 1.65 million shares of our stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of our common stock, representing approximately 18% of our outstanding shares at that time, for approximately $11.5 million in cash.

Net Loss:

          As a result of the factors described above, the net loss attributable to common stockholders was $4,109,877 for 2000, compared to $3,474,918 for 1999.

Liquidity and Capital Resources

          The current ratio on December 31, 2000 was 15.3 to 1, compared to 5.5 to 1 on December 31, 1999. Working capital on December 31, 2000 was $16,053,936, compared to $5,652,332 on December 31, 1999. The increase in the current ratio and working capital is primarily attributed to the exclusive license fee and equity transaction with Delphi.

          Net cash used in operating activities for the year ended December 31, 2000 was $1,206,287, compared to $3,272,414 for 1999. Our net cash used in operating activities in 2000 consisted primarily of net losses, an increase in accounts payable, and accrued salaries and benefits, which was partially offset by an increase in deferred licensing revenue, depreciation and amortization and a decrease in inventory.

          Net cash used in investing activities for 2000 was $841,239, compared to $603,017 for 1999. Our net cash used in investing activities in 2000 consisted primarily of purchases of computer equipment, modeling and test equipment, leasehold improvements and an increase in patents and other assets.

          Net cash provided by financing activities for 2000 was $12,608,263, compared to $9,616,398 for 1999. Our net cash provided by financing activities in 2000 consisted primarily of net proceeds from our equity offering with Delphi Automotive Systems LLC.

          In May 1999, we renegotiated our line of credit, which allowed us to borrow up to a total of $250,000 at the prime rate plus 2%. This line of credit matured in May 2000. Outstanding borrowings on the line of credit were secured by a lien on our inventory, accounts receivable and bank accounts. On May 19, 2000, this line of credit was paid in full, and the Company chose to not renew the line of credit due to our cash position.

          As part of the Aztec acquisition, we assumed a note payable, due March 31, 2002, which required monthly payments of principal and interest of $4,536 with interest at 13.2% per year. This note was secured by a lien on some of our property and manufacturing equipment. In June 2000, this note payable was paid in full. Also in connection with the Aztec acquisition, we assumed an unsecured note payable to one of Aztec's former owners, due January 31, 2000, which carried imputed interest at 8.0% per year. In January 2000, this note payable was paid in full.

          During 2000, we entered into one capital lease for the purchase of property and equipment. Our current capital leases bear interest at rates ranging from 13% to 24%. As of December 31, 2000, future principal payments under our existing capital leases were approximately $89,815.

          In August 1999, we borrowed $150,000 from a stockholder. This loan bore an annual interest rate of 10% and was unsecured. On December 31, 1999, the outstanding balance was $150,000. On February 14, 2000, we repaid this note in full.

          At December 31, 2000, we had approximately $6,295,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards, which are subject to significant restrictions under current tax law and begin to expire in 2011.

          On August 26, 1999, we filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of our common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Roth Capital Partners (Formerly Cruttenden Roth). The net proceeds from the offering were $8,196,312, which is net of $1,803,688 in costs paid by us related to the offering. As of December 31, 2000, the net proceeds have been used for the following: research and development of $2,149,747, purchase of capital assets $721,372, repayment of indebtedness of $382,964, repayment of the bank line of credit of $158,670 and sales and marketing, general corporate and working capital of $4,783,559 of which $0 from the net proceeds remained in cash.

          We have experienced significant operating losses since our inception. We expect our capital expenditure and working capital requirements in the foreseeable future to increase depending on the rate of our expansion, our operating results, and other adjustments in our operating plan as needed in response to competition or unexpected events. We believe that the net proceeds from our exclusive license agreement and equity transactions with Delphi will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months.

Item 7.   Financial Statements.





INDEPENDENT AUDITORS' REPORT


Board of Directors
DuraSwitch Industries, Inc.
Mesa, Arizona

We have audited the accompanying consolidated balance sheets of DuraSwitch Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

February 12, 2001

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
---------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   1999                    2000
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 5,884,827            $ 16,445,564
  Accounts receivable (net of allowance for doubtful accounts
    of $40,000 in 1999 and $20,000 in 2000) (Note 9)                                  238,393                 224,419
  Inventory (Notes 4 and 9)                                                           536,494                 250,983
  Prepaid expenses and other current assets (Note 5)                                  235,252                 255,292
                                                                                  -----------            ------------
           Total current assets                                                     6,894,966              17,176,258
PROPERTY AND EQUIPMENT - Net (Notes 6, 8 and 10)                                      592,411                 903,150
GOODWILL - Net                                                                        589,805                 516,840
PATENTS - Net                                                                         160,878                 337,481
OTHER ASSETS                                                                                -                 164,425
                                                                                  -----------            ------------
TOTAL                                                                             $ 8,238,060            $ 19,098,154
                                                                                  ===========            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $   242,551            $     52,469
  Accrued salaries and benefits                                                       462,014                 321,649
  Other accrued expenses and other current liabilities                                228,176                 224,289
  Deferred licensing revenue (Note 7)                                                       -                 477,880
  Line of credit (Note 9)                                                              75,000                       -
  Current portion of notes payable and capital leases payable
    (Notes 8 and 10)                                                                  234,893                  46,035
                                                                                  -----------            ------------
           Total current liabilities                                                1,242,634               1,122,322
                                                                                  -----------            ------------
LONG-TERM LIABILITIES:
  Notes payable (Note 8)                                                               63,985                       -
  Capital leases payable (Note 10)                                                     60,713                  43,780
  Deferred licensing revenue - long term (Note 7)                                           -               2,183,362
                                                                                  -----------            ------------
           Total long-term liabilities                                                124,698               2,227,142
                                                                                  -----------            ------------
           Total liabilities                                                        1,367,332               3,349,464
                                                                                  -----------            ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 14)
STOCKHOLDERS' EQUITY (Notes 11 and 12):
  Common stock, $.001 par value, 40,000,000 shares authorized in
    1999 and 2000, 7,495,594 and 9,266,696 shares issued and
    outstanding in 1999 and 2000, respectively                                          7,496                   9,267
  Preferred stock, Series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 1999 and 2000
  Additional paid-in capital                                                       13,273,927              26,112,732
  Accumulated deficit (Note 10)                                                    (6,263,432)            (10,373,309)
  Note receivable (Note 10)                                                          (147,263)                      -
                                                                                  -----------            ------------
           Total stockholders' equity                                               6,870,728              15,748,690
                                                                                  -----------            ------------
TOTAL                                                                             $ 8,238,060            $ 19,098,154
                                                                                  ===========            ============

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 2000
----------------------------------------------------------------------------------------------------------

                                                                                    1999              2000

NET REVENUE (Note 3):
 Product                                                                     $ 1,674,174       $ 1,785,599
 Licensing                                                                             -           533,137
                                                                             -----------       -----------
   Total net revenue                                                           1,674,174         2,318,736

COST OF GOODS SOLD:
 Product                                                                       2,029,208         2,004,989
 Licensing                                                                             -            49,666
                                                                             -----------       -----------
   Total cost of goods sold                                                    2,029,208         2,054,655
                                                                             -----------       -----------
           Gross profit (loss)                                                  (355,034)          264,081
                                                                             -----------       -----------
OPERATING EXPENSES:
  Selling, general and administrative                                          2,311,577         3,343,605
  Research and development                                                       889,922         1,716,825
                                                                             -----------       -----------
           Total operating expenses                                            3,201,499         5,060,430
                                                                             -----------       -----------
LOSS FROM OPERATIONS                                                          (3,556,533)       (4,796,349)
OTHER INCOME - Net                                                                81,615           686,472
                                                                             -----------       -----------
NET LOSS                                                                     $(3,474,918)      $(4,109,877)
                                                                             ===========       ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                      $(0.58)           $(0.49)
                                                                             ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                                            6,033,767         8,435,856
                                                                             ===========       ===========
See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------------------------



                                                           Series A                     Additional      Accum-
                                    Common Stock       Preferred Stock        Note        Paid-in       ulated
                               -----------------------------------------   Receivable     Capital       Deficit          Total
                                  Shares     Amount   Shares    Amount

BALANCE, JANUARY 1, 1999         $4,911,250   $4,911            $   -     $    -       $ 3,535,878   $ (2,788,514)     $ 752,275
  Net proceeds from sale of
    common stock for cash
    in private offering             305,992      306                                       955,280                       955,586
  Net proceeds from sale of
    common stock for cash
    in public offering            2,000,000    2,000                                     8,194,312                     8,196,312
  Stock warrants exercised          275,685      276                      (147,263)        565,995                       419,008
  Issuance of stock for
    services                          2,667        3                                         8,497                         8,500
  Compensation expense
    from stock options                                                                      13,965                        13,965
  Net loss                                -        -       -                     -               -      (3,474,918)   (3,474,918)
                                 ----------   ------  ------    -----   ----------     -----------   -------------   -----------
BALANCE, DECEMBER 31, 1999        7,495,594    7,496       -        -     (147,263)     13,273,927      (6,263,432)    6,870,728

  Issuance of option to
    purchase stock for
    cash (Notes 7 and 11)                                                                  688,132                       688,132
  Issuance of warrant to
    purchase stock for cash
    (Notes 7 and  11)                                                                      446,206                       446,206
  Stock option excerised
    (Notes 7 and 11)              1,651,846    1,652                                    11,499,510                    11,501,162
  Employee stock options
    exercised                        76,386       76                                       119,993                       120,069
  Stock warrants exercised           42,870       43                                        84,964                        85,007
  Cash received from note
    receivable                                                             147,263                                       147,263
  Net loss                                -        -       -                     -               -      (4,109,877)   (4,109,877)
                                 ----------   ------  ------    -----   ----------     -----------   -------------   -----------
BALANCE, DECEMBER 31, 2000       $9,266,696   $9,267            $   -   $        -     $26,112,732    $(10,373,309)  $15,748,690
                                 ==========   ======  ======    =====   ==========     ===========   =============   ===========

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 2000
-----------------------------------------------------------------------------------------------------------------
                                                                                    1999                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(3,474,918)          $(4,109,877)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                 223,788               294,023
      Gain on sale of equipment                                                     (11,640)                4,792
      Stock option compensation expense                                              13,965                     -
      Issuance of stock for services                                                  8,500                     -
      Bad debt expense                                                               30,654                     -
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (132,969)               13,974
        Inventory                                                                  (300,927)              285,511
        Prepaid expenses and other current assets                                  (117,034)              (21,618)
        Accounts payable                                                             21,308              (190,082)
        Accrued salaries and benefits                                               310,068              (140,365)
        Other accrued expenses and other current liabilities                        156,791                (3,887)
        Deferred licensing revenue                                                        -             2,661,242
                                                                                -----------           -----------
           Net cash used in operating activities                                 (3,272,414)           (1,206,287)
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents                                                               (34,232)             (185,102)
  Increase in other assets                                                                -              (164,425)
  Advance to Camplex                                                               (150,000)                    -
  Advance to employee                                                                     -               (40,000)
  Proceeds from Camplex                                                              60,000                31,578
  Proceeds from sale of equipment                                                    12,500                     -
  Purchases of property and equipment                                              (491,285)             (483,290)
                                                                                -----------           -----------
           Net cash used in investing activities                                   (603,017)             (841,239)
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                                 9,395,906            11,706,238
  Proceeds from issuance of notes payable                                           550,000
  Payment received on note receivable                                                     -               147,263
  Proceeds from issuance of warrants & options                                            -             1,134,338
  Principal payments on notes payable and capital leases                           (364,227)             (304,576)
  Payment of loans from officers                                                    (40,281)                    -
  Net borrowings (repayments) on line of credit                                      75,000               (75,000)
                                                                                -----------           -----------
           Net cash provided by financing activities                              9,616,398            12,608,263
                                                                                -----------           -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                             5,740,967            10,560,737
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        143,860             5,884,827
                                                                                -----------           -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 5,884,827           $16,445,564
                                                                                ===========           ===========
                                                                                (Continued)           (Continued)

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 2000
--------------------------------------------------------------------------------------------------------------------

                                                                                          1999                2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                                                  $ 76,985             $39,347

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                                          57,873              34,800
  Reduction of debt in connection with exercise of warrants                              175,000                   -
  Note receivable in connection with exercise of warrants                                147,263                   -
  Patent related services in exchange for reduction in advance to Camplex                 48,422              10,000

                                                                                                          (Concluded)
See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 2000
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS

DuraSwitch Industries Inc. (the "Company") engineers, markets and licenses electronic switch technology used to operate or control products in a wide variety of commercial and consumer applications. The Company is building domestic and foreign patent protection for its technology and is entering into license agreements with switch manufacturers and OEMs worldwide to quickly achieve widespread distribution of its technology. Licensing royalties are based on licensed manufacturers' use of the Company's intellectual property for electronic switch applications that benefit from the advantages of our patented technology.

The Company has experienced significant operating losses since its inception. The Company raised approximately $8.2 million from its public offering in August 1999. In May 2000, the Company received $4.0 million from Delphi Automotive Systems LLC ("Delphi") for the exclusive right to utilize and manufacture the Company's patented switch technology for the automotive industry, a warrant to purchase 225,000 shares of stock and an option to purchase approximately 1.65 million shares of common stock. In June 2000, Delphi exercised this option to purchase approximately 1.65 million shares of the Company's common stock, representing approximately 18% of the Company's outstanding shares, for approximately $11.5 million in cash. As a result of the cash received from the transactions with Delphi, management believes the Company will be able to meet the Company's presently projected cash and working capital requirements for at least the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company's ability to increase revenues, control expenditures, and become profitable.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following paragraphs summarize the significant accounting policies followed by the Company in the preparation of its financial statements.

Principles of Consolidation - All material intercompany balances and transitions have been eliminated in consolidation.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Inventory is carried at the lower of cost, determined using the FIFO ("first-in, first-out") method, or market.

Property and Equipment - Depreciation is computed using the straight-line method over the useful lives of the related assets as follows:

      Computer software                3 years
      Computer equipment               5 years
      Other machinery and equipment    5 years
      Office furniture and fixtures    7 years


Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the lease.

Patents are recorded at cost and amortized using the straight-line method. The Company amortized the patents over five years in 1999 and changed the estimated life to twenty years in 2000. Patents are recorded net of accumulated amortization of $52,550 and $71,049 at December 31, 1999 and 2000, respectively.

Goodwill is recorded at cost and is being amortized on a straight-line basis over ten years. Goodwill is recorded net of accumulated amortization of $139,851 and $212,816 at December 31, 1999 and 2000, respectively.

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

New Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, adopted by the Company on January 1, 2001. Management has determined that adopting SFAS No. 133 did not have a material effect on the Company's financial position and results of operation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications were made to the 1999 amounts to conform to the 2000 presentation.

3.  CONCENTRATION

The Company maintained its deposits in three financial institutions at December 31, 2000. At December 31, 2000, the Company maintained deposits in excess of federal depository insurance.

Over 50 percent of the Company's net sales were generated from sales to eleven customers in 1999 and six customers in 2000. In 2000, two customers exceeded 10 percent of the Company's net sales.


4.  INVENTORY

Inventory consists of the following at December 31:


                                               1999               2000
                                             --------           --------
Raw materials                                $252,121           $179,130
Work in process                               204,729             77,088
Finished goods                                 99,644             14,765
Less reserve for obsolete inventory           (20,000)           (20,000)
                                             --------           --------
Total inventory                              $536,494           $250,983
                                             ========           ========


5.  LOAN TO CAMPLEX

Included in prepaid expenses and other current assets is an advance to Camplex/Concept W Corporation ("Camplex"). During the first six months of 1999, the Company advanced $150,000 to Camplex, an entity that the Company had considered as a possible acquisition candidate. On May 14, 1999, the Company determined that it would not acquire Camplex. The $150,000 unsecured loan to Camplex was due December 31, 2000 and bears interest at 9 percent per annum. During 1999, the Company received partial cash payments and services performed by Camplex, which reduced the amount owed by Camplex. At December 31, 1999 the outstanding balance was $41,578. During 2000 Camplex repaid this loan in full through services rendered by Camplex and cash payments by Camplex.


6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                                1999               2000
                                             ---------         ----------
Computer equipment and software              $ 243,826         $  487,508
Other machinery and equipment                  299,199            452,057
Leasehold improvements                         150,335            251,597
Office furniture and fixtures                   75,663            110,823
                                             ---------         ----------
Total                                          769,023          1,301,985
Less accumulated depreciation                 (176,532)          (398,835)
                                             ---------         ----------
Property & equipment - net                   $ 592,491         $  903,150
                                             =========         ==========

7.  DEFERRED REVENUE

In April 2000, the Company entered into a license agreement with Delphi that gives Delphi the exclusive right to utilize and manufacture the Company's patented switch technology for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi's continued exclusivity for the automotive industry through June 30, 2012 requires additional minimum annual royalty payments during that period, at which time either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment totaling $2,865,662 was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.


8.  NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                          1999       2000
                                                                        --------   --------
Note payable to bank, payments of principal and interest of $4,536
  with interest at 13% per annum, paid in full on June 28, 2000.        $107,633   $      -

Note payable to stockholder, who is an employee of the Company,
  interest at 10% per annum, paid in full on February 14, 2000.          150,000          -

Other, paid in full on February 3, 2000.                                   3,435          -
                                                                        --------   --------
Total                                                                    261,068
Less current portion                                                     197,083          -
                                                                        --------   --------
Long-term notes payable                                                 $ 63,985   $      -
                                                                        ========   ========


9.  LINE OF CREDIT

The Company maintained a $250,000 line of credit with a bank that bore interest at the prime rate plus 2% that expired on May 27, 2000. Outstanding borrowings on the line of credit were collateralized by the Company's accounts receivable and inventory. The Company had net borrowings of $75,000 against this line of credit at December 31, 1999. On May 19, 2000, this line of credit was paid in full and the Company chose to not renew the line of credit due to its cash position.

10.  CAPITAL LEASES

The Company has property and equipment with a gross value of $182,680 and a net book value of $110,939 under various capital leases. The amortization of fixed assets acquired with capital leases is included in depreciation expense. At December 31, 2000, the present values of future minimum capital lease payments are as follows:


2001                                                    $ 57,775
2002                                                      22,924
2003                                                      20,825
2004                                                       8,766
                                                        --------

Total                                                    110,291
Less interest at rates ranging from 13% to 24%            20,476
                                                        --------

Present value of minimum capital lease obligations        89,815
Less current portion of capital lease obligations         46,035
                                                        --------

Long-term portion of capital lease obligations          $ 43,780
                                                        ========


11. STOCKHOLDERS' EQUITY

Common Stock - On April 20, 2000, the Company sold a short-term option to Delphi to purchase 1,651,846 shares of non-registered common stock at $7.00 per share (Note 7). On June 19, 2000, Delphi exercised this purchase option to acquire 1,651,846 shares of common stock at $7.00 per share, representing approximately 18 percent of outstanding shares.

Series A Convertible Preferred Stock - As of December 31, 2000, no preferred stock is outstanding. The Series A convertible preferred stock is convertible into common stock at a rate of one for one and has the same voting rights as the common stock. Dividends accumulate as declared by the Board of Directors and none have been declared. Preferred stockholders would have preferences in the event of liquidation and would receive dividends prior to common stockholders if dividends were declared.

Warrants - On March 1, 1999, the Company sold to two stockholders warrants to purchase 23,530 shares of common stock at a price of $3.19 per share. The stockholders purchased these warrants for $5,000. The warrants were exercised on June 30, 1999 for a $75,000 reduction in principal of promissory notes executed with the Company on April 30, 1999.

On April 30, 1999, a shareholder exercised warrants to purchase 252,155 shares of common stock at a price of $1.98 per share. As payment for the exercise price, the shareholder paid approximately $250,000 in cash, agreed to cancel our $100,000 loan and executed a note payable to us in the amount of $147,263. This note bore interest at 8% per year and was payable December 31, 1999. On, December 30, 1999, the Company agreed to extend the due date to March 1, 2000. On February 24, 2000, this note was paid in full.

In connection with the public offering that closed in September 1999, the underwriter was granted warrants to purchase 200,000 shares of common stock at an exercise price of $8.25 per share. If not exercised, these warrants will expire on August 26, 2004.

On April 20, 2000, the Company sold a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share. If not exercised, this warrant will expire on April 20, 2004 (Note 7).

A summary of changes in outstanding warrants is as follows:

                                           Warrants             Price Range
Balance, December 31, 1998                  342,084             $1.98-$3.19
Warrants issued during 1999                 223,530             $3.19-$8.25
Exercised during 1999                      (275,685)            $1.98-$3.19
                                           --------             -----------
Balance, December 31, 1999                  289,929             $1.98-$8.25
Warrants issued during 2000                 225,000             $      7.00
Exercised during 2000                       (42,870)            $      1.98
                                           --------             -----------
Balance, December 31, 2000                  472,059             $3.19-$8.25
                                           ========             ===========


Common Stock Reverse Split - Effective August 16, 1999, the Company's board of directors declared a 1 for 4.25 reverse stock split for all common shares outstanding, which became effective August 19, 1999. All references in the financial statements to number of shares, per share amounts and stock option data of the Company's common and preferred stock have been restated to reflect the effect of the reverse stock split.

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

The Company's 1999 Stock Option Plan (the "1999 Option Plan") was adopted by the Company's Board of Directors and ratified by the stockholders on March 8, 1999. The number of shares of common stock authorized subject to options under the 1999 Option Plan is 235,294 shares.

The Company's 2000 Stock Option Plan (the "2000 Option Plan") was adopted by the Company's Board of Directors and ratified by the stockholders on June 19, 2000. The number of shares of common stock authorized subject to options under the 2000 Option Plan is 250,000 shares.

The Company accounts for the fair value of the options issued to nonemployees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The compensation cost that has been charged against income for 1999 and 2000 for the plan options is $13,965 and $0, respectively. Options granted to nonemployees were for services performed such as engineering, consulting and public relations.

As permitted by SFAS No. 123, the Company has elected to continue to measure cost for its stock-based compensation plans with employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized, as the option prices are equal to or greater than fair market value of the stock on the grant dates. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 5 percent for options granted in 1999 and
6.5 percent for options granted in 2000, an expected life of three years, an expected volatility rate of 45 percent for options granted in 1999 and 48 percent for options granted in 2000, and an expected dividend rate of zero percent. Had compensation for the Company's stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with a methodology prescribed in SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1999 and 2000 would have been increased to the pro forma amounts indicated below:


                                                1999                 2000
Net loss:
  As reported                               $(3,474,918)         $(4,109,877)
  Pro forma                                  (3,673,313)          (4,592,995)

Basic and diluted net loss per share:
  As reported                                     (0.58)               (0.49)
  Pro forma                                       (0.61)               (0.54)



Options granted under all plans expire up to ten years from the date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.

A summary of changes in stock options is as follows:

                                                              Weighted
                                                               Average
                                             Option           Exercise
                                             Shares             Price
Balance, January 1, 1999                     733,530          $  11.60
Options granted during 1999                  169,616              4.01
Exercised                                         -                 -
                                            --------          --------
Balance, December 31, 1999                   903,146             10.17
Options granted during 2000                  147,032              6.48
Exercised                                    (76,386)            (1.57)
                                            --------          --------
Balance, December 31, 2000                   973,792          $  10.13
                                            ========          ========


                                              1999              2000

Exercisable at the end of the year           620,914           872,851
                                            ========          ========
Weighted average fair value of options
  granted during the year                   $   0.99          $   2.52
                                            ========          ========

A summary of options outstanding and exercisable at of December 31, 2000 is as follows:


Range of Exercise Price                         Options Outstanding                              Options Exercisable
-----------------------       -----------------------------------------------------         -----------------------------
                                                      Weighted
                                                       Average             Weighted                              Weighted
                                                      Remaining             Average                               Average
                                 Option              Contractual           Exercise            Options           Exercise
                               Outstanding              Life                 Price           Exercisable          Price
-----------------------       -------------          -----------           --------         ------------        ---------
$ 0.02   -   $ 1.32                  26,502                  6.5             $ 0.56               26,502           $ 0.56
$ 3.13   -   $ 3.50                 139,607                  9.0             $ 3.17              139,607           $ 3.17
$ 6.00   -   $ 9.25                 533,164                  8.5             $ 6.50              432,223           $ 6.35
$13.01   -   $22.31                 274,519                  7.5             $21.64              274,519           $21.64
                              -------------                                                 ------------
$ 0.02   -   $22.31                 973,792                  7.9             $10.13              872,851           $10.48
                              =============                                                 ============


13. INCOME TAXES

Net deferred tax assets consist of the following at December 31:

                                               1999                    2000
Deferred tax assets:
  Operating loss carryforwards             $ 2,315,000             $ 2,518,000
  Deferred licensing revenue                         -               1,064,000
  Research and development credits              78,000                  78,000
  Other                                        147,000                  95,000
                                           -----------             -----------
Total                                        2,540,000               3,755,000
Less valuation allowance                    (2,457,000)             (3,540,000)
                                           -----------             -----------
Total                                           83,000                 215,000
Deferred tax liabilities:
  Patents                                      (57,000)               (132,000)
  Other                                        (26,000)                (83,000)
                                           -----------             -----------
Total                                      $         -             $         -
                                           ===========             ===========


During the years ended December 31, 1999 and 2000, the Company recognized a valuation allowance of $1,301,000 and $1,083,000, respectively, against deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company's net operating loss carryforwards of approximately $6,295,000 for federal and state income tax purposes begin to expire in 2011. Use of some of these operating loss carryforwards are subject to significant restriction under current tax law.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 1999 and 2000 due to the following:


                                                        1999           2000
Benefit calculated at statutory rate                 $ 1,181,000    $ 1,397,000
Increase (decrease) in income resulting from:
  State income taxes, net                                208,000        247,000
  Permanent differences                                  (88,000)      (561,000)
  Valuation allowance                                 (1,301,000)    (1,083,000)
                                                     -----------    -----------
Total                                                $         -    $         -
                                                     ===========    ===========


14. COMMITMENTS

Management Services Agreement - The Company has a management services agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technology. This agreement remains in effect until the expiration of the last patents, which may issue on the switch technology. During 1999 and 2000, the Company paid approximately $8,900 and $67,000, respectively, under this agreement.

Employment and Separation Agreements - The Company has several employment and separation agreements with key members of management. These agreements call for a base salary and bonuses based upon the performance of the Company. These agreements also provide for salary and benefits in the event of termination.

Lease Agreements - Rent expense for the periods ended December 31, 1999 and 2000 approximated $148,000 and $192,000, respectively. Future minimum rental payments are as follows:

2001                                          $201,906
2002                                           211,829
2003                                           222,094
                                              --------
Total                                         $635,829
                                              ========

                               *  *  *  *  *  *

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                   Part III

The information required to be presented in Item 9. Directors, Executive
                                            ------
Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act, Item 10. Executive Compensation, Item 11. Security Ownership of
              -------                          -------
Certain Beneficial Owners and Item 12. Certain Relationships and Related
                              -------
Transactions of Part III of this report is hereby incorporated by reference from our definitive Proxy Statement for our 2001 Annual Meeting to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.


Item 13.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

  See attached exhibit list.

  (b)  Reports on Form 8-K.

     On April 26, 2000, we filed a current report on Form 8-K with the SEC with respect to the license, option and warrant transaction with Delphi. Under the license agreement, we agreed to license certain proprietary technology to Delphi for royalty fees. We entered into a warrant purchase agreement where we granted to Delphi two-year warrant to purchase 225,000 shares or our common stock for $7.00 per share. We also granted Delphi an option to purchase 1,651,846 shares of our common stock for $7.00 per share.

     On June 23, 2000, we filed a current report on Form 8-K with the SEC with respect to the exercise of the above referenced option by Delphi to acquire 1,651,846 shares of our common stock, representing approximately 18% (at that time) of our outstanding shares, for $11,562,922.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        DuraSwitch Industries, Inc.



Dated: 3/28/01             By: /s/ R. Terren Dunlap
                              ----------------------------------------------
                              R. Terren Dunlap, Chief Executive
                              Officer and Chairman of the Board


Dated: 3/28/01             By: /s/ Robert J. Brilon
                              ----------------------------------------------
                              Robert J. Brilon, President, Chief
                              Financial Officer, Treasurer and Secretary


Dated: 3/28/01             By: /s/ Anthony J. Van Zeeland
                              ----------------------------------------------
                              Anthony J. Van Zeeland, Director and
                              Chief Operating Officer


Dated: 3/29/01             By: /s/ Michael A. Van Zeeland
                              ----------------------------------------------
                              Michael A. Van Zeeland,
                              Director


Dated: 3/29/01             By: /s/ John W. Hail
                              ----------------------------------------------
                              John W. Hail,
                              Director


Dated: 3/29/01             By: /s/ William E. Peelle
                              ----------------------------------------------
                              William E. Peelle,
                              Director


Dated: 3/29/01             By: /s/ Carl G. Rausch
                              ----------------------------------------------
                              Carl G. Rausch,
                              Director

                                 Exhibit Index

Exhibit.                                        Incorporated by
No.      Description                            Reference to:                     Filed Herewith:
-------- -----------                            ---------------                   ---------------
3.1      Amended and Restated                   Form SB-2 filed with the SEC
         Articles of Incorporation              on August 26, 1999

3.2      Amended and Restated Bylaws                                              X

4.1      Articles 3, 4, 5, and 7 of the         Form SB-2 filed with the SEC
         Amended and Restated                   on August 26, 1999
         Articles of Incorporation of
         DuraSwitch Industries, Inc.
         (included in Exhibit 3.1)

4.2      Articles II, III, and VII of the                                         X
         Amended and Restated
         Bylaws of DuraSwitch
         Industries, Inc.
         (included in Exhibit 3.2)



4.3      Specimen Common Stock                  Form SB-2 filed with the SEC
         Certification                          on August 26, 1999

10.1     Employment and Separation              Form SB-2 filed with the SEC on
         Agreement dated May 1, 1997            August 26, 1999
         by and between Registrant and
         R. Terren Dunlap

10.1.1   July 30, 1999 Amendment to             Form SB-2 filed with the SEC on
         R. Terren Dunlap Employment            August 26, 1999
         and Separation Agreement

10.2     Employment and Separation              Form SB-2 filed with the SEC on
         Agreement dated May 1, 1997            August 26, 1999
         by and between Registrant and
         Anthony J. Van Zeeland

10.2.1   July 30, 1999 Amendment to             Form SB-2 filed with the SEC on
         Anthony J. Van Zeeland Employment      August 26, 1999
         and Separation Agreement

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

10.4.1   Addendum #1 to Employment and            Form 10-KSB filed with the SEC on
         Separation Agreement dated               March 30, 2000
         November 20, 1998 by and between
         DuraSwitch Industries, Inc.
         and Robert J. Brilon

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

10.18.1  Cancellation of Ericsson, Inc.              Form 10-KSB filed with the SEC
         purchase order dated April 7, 1999          on March 30, 2000.

10.19.1  Licensing Agreement between Delphi          Form 8-K filed with the SEC on
         Automotive Systems LLC and                  April 26, 2000
         DuraSwitch Industries Inc
         dated April 20, 2000

10.19.2  Option Agreement between Delphi             Form 8-K filed with the SEC on
         Automotive Systems LLC and                  July 12, 2000
         DuraSwitch Industries Inc
         dated April 20, 2000

10.20    Registrant's 2000 Stock Option Plan         Proxy Statement filed with the SEC on
                                                     May 12, 2000

23.1     Consent of Deloitte & Touche                                                                   X
