Form 10-Q
period 2001-03-31
DURASWITCH INDUSTRIES INC
filed 2001-05-10
CIK 1054070

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

Commission file number:   333-79969

                          DuraSwitch Industries, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                        88-0308867
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                            234 S. Extension Road,
                             Mesa, Arizona 85210
                   (Address of Principal Executive Offices)
                                (480) 586-3300
               (Issuer's Telephone Number, Including Area Code)

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

Yes X   No
   ---    ---

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     No
   ---    ---

                     APPLICABLE ONLY TO CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,332,627 shares of common stock outstanding as of March 31, 2001.

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---    ---

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          DURASWITCH INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                     December 31, 2000     March 31, 2001
                                                                           -----------------     --------------
                                                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 16,445,564       $ 15,555,028
  Accounts receivable (net of allowance for doubtful accounts
    of $20,000 in 2000 and 2001)                                                     224,419             84,133
  Inventory                                                                          250,983            310,938
  Prepaid expenses and other current assets                                          255,292            286,269
                                                                                ------------       ------------
        Total current assets                                                      17,176,258         16,236,368

PROPERTY AND EQUIPMENT - Net (Note 2)                                                903,150            900,797
GOODWILL - Net                                                                       516,840            498,599
PATENTS - Net                                                                        337,481            403,878
OTHER ASSETS                                                                         164,425            161,547
                                                                                ------------       ------------
TOTAL ASSETS                                                                    $ 19,098,154       $ 18,201,189
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              $     52,469       $     73,562
  Accrued salaries and benefits                                                      321,649            282,315
  Other accrued expenses and other current liabilities                               224,289            154,896
  Deferred licensing revenue                                                         477,880            488,030
  Current portion of notes payable and capital leases payable                         46,035             42,196
                                                                                ------------       ------------
        Total current liabilities                                                  1,122,322          1,040,999
                                                                                ------------       ------------

LONG-TERM LIABILITIES:
  Capital leases payable                                                              43,780             38,114
  Deferred licensing revenue - long term                                           2,183,362          2,081,017
                                                                                ------------       ------------
        Total long-term liabilities                                                2,227,142          2,119,131
        Total liabilities                                                          3,349,464          3,160,130
                                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized in
    2000 and 2001, 9,266,696 and 9,332,627 shares issued and
    outstanding in 2000 and 2001, respectively                                         9,267              9,333
  Preferred stock, series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2000 and 2001
  Additional paid-in capital                                                      26,112,732         26,344,703
  Accumulated deficit                                                            (10,373,309)       (11,312,977)
                                                                                ------------       ------------
        Total stockholders' equity                                                15,748,690         15,041,059
                                                                                ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 19,098,154       $ 18,201,189
                                                                                ============       ============
See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended
                                                       March 31, 2000        March 31, 2001
                                                       --------------        --------------
NET REVENUE:
    Licensing                                            $          -          $   182,469
    Product                                                   724,851               79,107
                                                         ------------          -----------
        Total net revenue                                     724,851              261,576

COST OF GOODS SOLD:
    Licensing                                                       -               28,652
    Product                                                   789,374               91,764
                                                         ------------          -----------
        Total cost of goods sold                              789,374              120,416
                                                         ------------          -----------

            Gross profit (loss)                               (64,523)             141,160
                                                         ------------          -----------

OPERATING EXPENSES:
    Selling, general and administrative                       655,795              782,567
    Research and development                                  366,730              506,486
                                                         ------------          -----------

        Total operating expenses                            1,022,525            1,289,053
                                                         ------------          -----------

LOSS FROM OPERATIONS                                       (1,087,048)          (1,147,893)

OTHER INCOME - Net                                             52,356              208,225
                                                         ------------          -----------

NET LOSS                                                 $ (1,034,692)        $   (939,668)
                                                         ============         ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED             $      (0.14)        $      (0.10)
                                                         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    BASIC AND DILUTED                                       7,502,988            9,297,703
                                                         ============         ============

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                       March 31, 2000           March 31, 2001
                                                                                       --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $ (1,034,692)             $  (939,668)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                            78,180                   91,057
      Gain on sale of equipment                                                                   910
  Changes in operating assets and liabilities:
      Accounts receivable                                                                    (339,645)                 140,286
      Inventory                                                                               109,422                  (59,955)
      Prepaid expenses and other current assets                                               (10,369)                 (30,977)
      Accounts payable                                                                        (85,018)                  21,093
      Accrued salaries and benefits                                                          (134,758)                 (39,334)
      Other accrued expenses and other current liabilities                                    (69,075)                 (69,393)
      Deferred licensing revenue                                                                    -                  (92,195)
                                                                                         ------------              -----------

           Net cash used in operating activities                                           (1,485,045)                (979,086)
                                                                                         ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents                                                                         (15,925)                 (71,618)
  Decrease in other assets                                                                          -                    2,878
  Purchases of property and equipment                                                         (53,502)                 (65,242)
                                                                                         ------------              -----------

           Net cash used in investing activities                                              (69,427)                (133,982)
                                                                                         ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                                              32,351                  232,037
  Payment received on note receivable                                                         147,263                        -
  Principal payments on notes payable and capital leases                                     (178,591)                  (9,505)
  Net repayments on line of credit                                                            (25,000)                       -
                                                                                         ------------              -----------

           Net cash (used in) provided by financing activities                                (23,977)                 222,532
                                                                                         ------------              -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (1,578,449)                (890,536)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              5,884,827               16,445,564
                                                                                         ------------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  4,306,378              $15,555,028
                                                                                         ------------              -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                 $     14,116              $     4,181

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                                               34,800                        -

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Three Months Ended March 31, 2000 and 2001



1.  BASIS OF PRESENTATION

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


2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                   March 31, 2000   March 31, 2001
                                   ---------------  ---------------
Computer equipment and software         $ 287,575       $  503,007
Other machinery and equipment             355,656          496,423
Leasehold improvements                    153,099          251,597
Office furniture and fixtures              75,633          113,151
                                        ---------       ----------
Total                                     871,993        1,364,178
Less accumulated depreciation            (242,588)        (463,381)
                                        ---------       ----------
Property and equipment - net            $ 629,405       $  900,797
                                        =========       ==========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

Net Revenues:

     Net revenues decreased to $261,576 for the three months ended March 31, 2001, the "2001 Period", compared to $724,851 for the three months ended March 31, 2000, the "2000 Period".

     During 2000, we started to implement our new business model to license our technology rather than manufacture switches ourselves. We are near the completion of this transition and expect almost all of our future revenues to come from our licensing efforts. As of March 31, 2001 we had 19 licensees, foreign and domestic.

     Licensing revenue for the 2001 Period increased to $182,469 from $0 in the 2000 Period. Our shift in our business model from manufacturing to licensing accounted for the increase in our licensing revenue. Our license agreement with Delphi Automotive Systems LLC ("Delphi") generated license revenue of $102,425 or 56% of our licensing revenue and 39% of total revenue for the 2001 Period.

     Product revenue decreased to $79,107 in the 2001 Period from $724,851 in the 2000 Period as a result of the implementation of our new business model, which called for transitioning away from switch manufacturing. We have referred all of our switch customers to our licensees. Our revenue in fiscal 2000 was primarily generated from designing, developing, and producing prototypes of customer switch applications. Additionally, we have been performing pursuant to a long-term purchase order with Siemens Building Technologies, Inc. This purchase order is scheduled to be completed with limited production quantities shipping in second quarter of 2001 and generated product revenue of $72,709 or 92% of our product revenue and 28% of total revenue for the 2001 Period.

Cost of Goods Sold:

     Cost of goods sold decreased to $120,416 for the 2001 Period, from $789,374 for the 2000 Period. During the 2001 Period, licensing cost of goods sold increased to $28,652 from $0 in the 2000 Period. The increase in licensing cost of goods sold was based on our transition to a licensing model from a product-based model and higher gross margins achieved through our licensing agreements. Also during the 2001 Period, product cost of goods sold decreased to $91,764 from $789,374 in the 2000 Period. The decrease in product cost of goods sold was primarily due to our transition to a licensing business model from a product-based business model.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses increased to $782,567 for the 2001 Period, from $655,795 for the 2000 Period. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate our licensing programs and our 17 additional licensees, including increased salary costs, occupancy costs and travel costs. Documenting our manufacturing processes in training manuals, structuring the technology-licensing program and training our licensees all contributed to increased expenses.

Research and Development:

     Research and development expenses increased to $506,486 for the 2001 Period, from $366,730 for the 2000 Period. The increased costs were attributed to additional engineering personnel, engineering consulting services, and additional modeling, occupancy and small tools purchased to develop, prototype and test new product applications.

Loss from Operations:

     As a result of the factors described above, loss from operations increased to $1,147,893 for the 2001 Period, compared to a loss of $1,087,048 for the 2000 Period.

Other Income - Net:

     Net other income was $208,225 for the 2001 Period, compared to net other income of $52,356 for the 2000 Period. The increased other income resulted from interest earned from the investment of cash we received from our exclusive license and equity transaction with Delphi in May and June 2000. In May 2000, we received $4.0 million from Delphi in exchange for (a) Delphi's exclusive right to utilize and manufacture our patented switch technology for the automotive industry, (b) a warrant to purchase 225,000 shares of our stock and (c) a short-term option to purchase approximately 1.65 million shares of our stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of our common stock, representing approximately 18% of our outstanding shares at that time, for approximately $11.5 million in cash.

Net Loss:

     As a result of the factors described above, net loss decreased to $939,668 for the 2001 Period, from $1,034,692 for the 2000 Period.

Liquidity and Capital Resources

     The current ratio on March 31, 2001 was 15.6 to 1, compared to 15.3 to 1 on December 31, 2000. Working capital on March 31, 2001 was $15,195,369, compared to $16,053,936 on December 31, 2000. The decrease in working capital is primarily attributable to cash used in operations.

     Net cash used in operating activities for the three months ended March 31, 2001 was $979,086, consisting primarily of net loss, a decrease in accrued expenses and deferred revenue, which was partially offset by depreciation expense and a decrease in accounts receivable.

     Net cash used in investing activities for the three months ended March 31, 2001 was $133,982, consisting primarily of an increase in patents and purchases of property and equipment.

     Net cash provided by financing activities for the three months ended March 31, 2001 was $222,532, consisting primarily of proceeds from exercise of stock options and was partially offset by capital lease payments.

     As of March 31, 2001, future principal payments under our existing capital leases were $80,310. These capital leases bear interest at rates ranging from 13% to 24%.

     At December 31, 2000, we had approximately $6,295,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards, as they have been reduced to the amount that represents management best estimate of the amounts that will more likely than not will be realized, Use of some of these operating loss carryforwards are subject to significant restriction under current tax law and begin to expire in 2011.

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

PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  See attached exhibit list

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DuraSwitch Industries, Inc.
                              --------------------------------------------------
                              (Registrant)


Date:  May 10, 2001           By: /s/  R. Terren Dunlap
                                 -----------------------------------------------
                                       R. Terren Dunlap, Chief Executive Officer
                                       and Chairman of the Board
                                       (Principal Executive Officer)


Date:  May 10, 2001           By: /s/ Robert J. Brilon
                                 -----------------------------------------------
                                      Robert J. Brilon, President, Chief
                                      Financial Officer, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                 Exhibit Index

Exhibit.                                                  Incorporated by
No.       Description                                     Reference to:                               Filed Herewith:
---       -----------                                     ---------------                             ---------------
3.1       Amended and Restated                            Form SB-2 filed with the SEC
          Articles of Incorporation                       on August 26, 1999

3.2       Amended and Restated Bylaws                     Form 10-KSB filed with the SEC
                                                          on March 30, 2001

4.1       Articles 3, 4, 5, and 7 of the                  Form SB-2 filed with the SEC
          Amended and Restated                            on August 26, 1999
          Articles of Incorporation of
          DuraSwitch Industries, Inc.
          (included in Exhibit 3.1)

4.2       Articles II, III, and VII of the                Form 10-KSB filed with the SEC
          Amended and Restated                            on March 30, 2001
          Bylaws of DuraSwitch
          Industries, Inc.
          (included in Exhibit 3.2)

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

10.18.1   Cancellation of Ericsson, Inc.                   Form 10-KSB filed with the SEC
          purchase order dated April 7, 1999               on March 30, 2000

10.19.1   Licensing Agreement between Delphi               Form 8-K filed with the SEC on
          Automotive Systems LLC and                       April 26, 2000
          DuraSwitch Industries, Inc.
          dated April 20, 2000

10.19.2   Option Agreement between Delphi                  Form 8-K filed with the SEC on
          Automotive Systems LLC and                       July 12, 2000
          DuraSwitch Industries, Inc.
          dated April 20, 2000

10.20     Registrant's 2000 Stock Option Plan              Proxy Statement filed with the SEC on
                                                           May 12, 2000