Form 10QSB
period 2001-06-30
DURASWITCH INDUSTRIES INC
filed 2001-07-31
CIK 1054070

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

Commission file number: 333-79969

                          DuraSwitch Industries, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Nevada                                          88-0308867
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                             234 S. Extension Road
                              Mesa, Arizona 85210
                   (Address of Principal Executive Offices)
                                (480) 586-3300
               (Issuer's Telephone Number, Including Area Code)

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

Yes   X     No ____
   ------

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____  No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,525,295 shares of common stock outstanding as of July 19, 2001.

     Transitional Small Business Disclosure Format (check one): Yes____ No  X
                                                                          -----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          DURASWITCH INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31, 2000        June 30, 2001
                                                                       -----------------        -------------
                                                                                                 (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   16,445,564         $   15,182,978
  Accounts receivable (net of allowance for doubtful accounts
    of $20,000 in 2000 and 2001)                                                  224,419                 65,681
  Inventory                                                                       250,983                335,047
  Prepaid expenses and other current assets                                       255,292                303,794
                                                                           --------------         --------------
        Total current assets                                                   17,176,258             15,887,500

PROPERTY AND EQUIPMENT - Net                                                      903,150                958,808
GOODWILL - Net                                                                    516,840                480,357
PATENTS - Net                                                                     337,481                474,829
OTHER ASSETS                                                                      164,425                152,772
                                                                           --------------         --------------
TOTAL ASSETS                                                               $   19,098,154         $   17,954,266
                                                                           ==============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           $     52,469          $     107,423
  Accrued salaries and benefits                                                   321,649                483,695
  Other accrued expenses and other current liabilities                            224,289                159,650
  Deferred licensing revenue (Note 2)                                             477,880                510,230
  Current portion of capital leases payable                                        46,035                 36,097
                                                                           --------------         --------------
        Total current liabilities                                               1,122,322              1,297,095
                                                                           --------------         --------------
LONG-TERM LIABILITIES:
  Capital leases payable                                                           43,780                 34,409
  Deferred licensing revenue - long-term (Note 2)                               2,183,362              1,978,671
                                                                           --------------         --------------
        Total long-term liabilities                                             2,227,142              2,013,080
                                                                           --------------         --------------
        Total liabilities                                                       3,349,464              3,310,175
                                                                           --------------         --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized in 2000 and 2001, 9,266,696 and 9,519,918 shares issued and
    outstanding in 2000 and 2001, respectively                                      9,267                  9,520
  Preferred stock, series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2000 and 2001
  Additional paid-in capital                                                   26,112,732             27,234,276
  Accumulated deficit                                                         (10,373,309)           (12,599,705)
                                                                           --------------         --------------
        Total stockholders' equity                                             15,748,690             14,644,091
                                                                           --------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   19,098,154         $   17,954,266
                                                                           ==============         ==============

See notes to consolidated financial statements.


                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                    2000                2001               2000                2001
                                                -------------        ------------       ------------        ------------
NET REVENUE:
  Licensing                                     $      74,521        $    174,620       $     74,521        $    357,089
  Product                                             430,412              22,598          1,155,263             101,705
                                                -------------        ------------       ------------        ------------
    Total net revenue                                 504,933             197,218          1,229,784             458,794

COST OF GOODS SOLD:
  Licensing                                             3,267              15,936              3,267              44,588
  Product                                             435,872              32,982          1,225,246             124,746
                                                -------------        ------------       ------------        ------------
    Total cost of goods sold                          439,139              48,918          1,228,513             169,334
                                                -------------        ------------       ------------        ------------

      Gross profit                                     65,794             148,300              1,271             289,460
                                                -------------        ------------       ------------        ------------

OPERATING EXPENSES:
  Selling, general and administrative                 759,303             900,380          1,415,098           1,682,947
  Research and development                            456,555             688,743            823,285           1,195,229
                                                -------------        ------------       ------------        ------------

    Total operating expenses                        1,215,858           1,589,123          2,238,383           2,878,176
                                                -------------        ------------       ------------        ------------

LOSS FROM OPERATIONS                               (1,150,064)         (1,440,823)        (2,237,112)         (2,588,716)

OTHER INCOME - Net                                     98,684             154,095            151,040             362,320
                                                -------------        ------------       ------------        ------------

NET LOSS                                        $  (1,051,380)       $ (1,286,728)      $ (2,086,072)       $ (2,226,396)
                                                =============        ============       ============        ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED    $       (0.14)       $      (0.14)      $      (0.27)       $      (0.24)
                                                =============        ============       ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                 7,770,831           9,417,188          7,636,909           9,357,775
                                                =============        ============       ============        ============

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Six Months Ended June 30,
                                                                                               2000                    2001
                                                                                          --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $   (2,086,072)         $   (2,226,396)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                              153,065                 183,746
      Loss (gain) on sale of equipment                                                             2,563                  (5,904)
  Changes in operating assets and liabilities:
      Accounts receivable                                                                         22,144                 158,738
      Inventory                                                                                   57,496                 (84,064)
      Prepaid expenses and other current assets                                                  (95,897)                (48,502)
      Other assets                                                                                     -                  11,653
      Accounts payable                                                                          (134,899)                 54,954
      Accrued salaries and benefits                                                             (212,861)                162,046
      Other accrued expenses and other current liabilities                                        (1,149)                (64,639)
      Deferred licensing revenue                                                               2,852,632                (172,341)
                                                                                          --------------          --------------

           Net cash provided by (used in) operating activities                                   557,022              (2,030,709)
                                                                                          --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents                                                                           (235,887)               (149,126)
  Proceeds from sale of equipment                                                                      -                   7,000
  Purchases of property and equipment                                                            (99,855)               (192,239)
                                                                                          --------------          --------------

           Net cash used in investing activities                                                (335,742)               (334,365)
                                                                                          --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                                             11,544,290               1,121,797
  Proceeds from sale of warrants and options                                                   1,134,338                       -
  Payment received on note receivable                                                            147,263                       -
  Principal payments on notes payable and capital leases                                        (283,346)                (19,309)
  Net repayments on line of credit                                                               (75,000)                      -
                                                                                          --------------          --------------

           Net cash provided by financing activities                                          12,467,545               1,102,488
                                                                                          --------------          --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              12,688,825              (1,262,586)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 5,884,827              16,445,564
                                                                                          --------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $   18,573,652          $   15,182,978
                                                                                          ==============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                  $       25,008          $        6,956

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                                          $       34,800          $            -

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in our annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of DuraSwitch Industries, Inc. (the "Company"), these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.  DEFERRED LICENSING REVENUE

         In April 2000, the Company entered into a license agreement with Delphi Automotive Systems LLC ("Delphi") that gives Delphi the exclusive right to utilize and manufacture the Company's patented switch technology for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi's continued exclusivity for the automotive industry through June 30, 2012 requires additional minimum annual royalty payments during that period, at which time either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

         The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment totaling $2,865,662 was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

         The current portion of deferred licensing revenue includes the revenue to be recognized in the next twelve months related to the Delphi nonrefundable payment and royalty prepayments by other licensees that have been deferred until such royalties are earned under the licensing agreements.

3.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that business combinations within the scope of SFAS 141 be accounted for using the purchase method. SFAS 142 addresses how acquired intangible assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized. Goodwill and some intangible assets will no longer be amortized but will be tested for impairment. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operation.

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

Results of Operations

Net Revenue:

         Total net revenue decreased $307,715 and $770,990 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000.

         During 2000, we started to implement our new business model to license our technology rather than to manufacture switches ourselves. We are near the completion of this transition and expect almost all of our future revenues to come from our licensing efforts. As of June 30, 2001 we had 20 licensees, foreign and domestic. The decrease in our net revenues is primarily attributable to the implementation of our new business model.

         Licensing revenue increased $100,099 and $282,568 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000. The shift in our business model from manufacturing to licensing accounted for the increase in our licensing revenue. Our license agreement with Delphi Automotive Systems LLC ("Delphi") generated licensing revenue of $102,345 or 59% of our licensing revenue and 52% of total net revenue for the three months ended June 30, 2001 and $204,690 or 57% of our licensing revenue and 45% of total net revenue for the six months ended June 30, 2001.

         Product revenue decreased $407,814 and $1,053,558 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000 as a result of the implementation of our new business model, which called for transitioning away from switch manufacturing. We have referred all of our switch customers to our licensees. Our revenue in fiscal 2000 was primarily generated from designing, developing, and producing prototypes of customer switch applications and low volume production runs. Additionally, we have been performing pursuant to a long-term purchase order with Siemens Building Technologies, Inc. This purchase order was completed in the second quarter of 2001 and generated substantially all of our product revenue for the three and six month periods ended June 30, 2001.

Cost of Goods Sold:

         Total cost of goods sold decreased $390,221 and $1,059,179 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000. During 2001, licensing cost of goods sold increased $12,669 and $41,321 for the three and six months, respectively. The increase in licensing cost of goods sold was based on our transition to a licensing model from a product-based model and higher gross margins achieved through our licensing agreements. Also during 2001, product cost of goods sold decreased $402,890 and $1,100,500 for the three and six months, respectively. The decrease in product cost of goods sold was primarily due to our transition to a licensing business model from a product-based business model.

Selling, General and Administrative Expenses:

         Selling, general and administrative expenses increased $141,077 and $267,849 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate our licensing programs and our 15 licensees added since March 31, 2000, and was primarily due to increased costs related to additional sales and administrative personnel and travel costs. The increase in travel costs includes international travel related to European and Asian based licensees and licensee prospects. Documenting our manufacturing processes in training manuals, structuring the technology-licensing program and training our licensees all contributed to increased expenses.

Research and Development:

         Research and development expenses increased $232,188 and $371,944 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000. The increase was primarily attributable to costs related to additional research and development personnel and depreciation on equipment purchased to develop, prototype and test new product applications as well as occupancy costs of the research and development department expansion.

Loss from Operations:

         As a result of the factors described above, loss from operations increased $290,759 and $351,604 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000.

Other Income - Net:

         Other income - net increased $55,411 and $211,280 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000. The increased other income resulted from interest earned from the investment of cash we received from our exclusive license and equity transaction with Delphi in May and June 2000. In May 2000, we received $4.0 million from Delphi in exchange for (a) Delphi's exclusive right to utilize and manufacture our patented switch technology for the automotive industry, (b) a warrant to purchase 225,000 shares of our stock and (c) a short-term option to purchase approximately 1.65 million shares of our stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of our common stock, representing approximately 18% of our outstanding shares at that time, for approximately $11.5 million in cash.

Net Loss:

         As a result of the factors described above, net loss increased $235,348 and $140,324 for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000.

Liquidity and Capital Resources

         Working capital on June 30, 2001 was $14,590,405 compared to $16,053,936 on December 31, 2000. The decrease in working capital is primarily attributable to cash used in operations offset by the proceeds from the exercise of employee stock options.

         Net cash used in operating activities for the six months ended June 30, 2001 was $2,030,709, consisting primarily of the net loss.

         Net cash used in investing activities for the six months ended June 30, 2001 was $334,365, consisting primarily of an increase in patents and purchases of property and equipment.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $1,102,488, consisting primarily of proceeds from the exercise of employee stock options.

         At December 31, 2000, we had approximately $6,295,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards, as they have been reduced to the amount that represents our best estimate of the amounts that will, more likely than not, be realized. Use of some of these operating loss carry forwards are subject to significant restriction under current tax law and begin to expire in 2011.

         We have experienced significant operating losses since our inception. We expect our capital expenditures and working capital requirements in the foreseeable future to increase depending on the rate of our expansion, our operating results, and other adjustments in our operating plan as may be needed to respond to competition or unexpected events. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months.

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of shareholders at our headquarters on May 21, 2001. A total of 9,319,627 outstanding shares of common stock were entitled to be voted at the meeting. 81.48 percent or 7,593,338 shares were represented in person or by proxy.

         Carl G. Rausch and Michael A. Van Zeeland were each elected to a three-year term expiring in 2004.

         Our shareholders approved the appointment of Deloitte & Touche LLP as auditors for the year ended December 31, 2001 with 7,586,784 shares in favor, 4,104 against and 2,450 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  See attached exhibit list

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            DuraSwitch Industries, Inc.
                            -------------------------------------------------
                            (Registrant)




Date:  July 31, 2001        By: /s/  R. Terren Dunlap
                               ----------------------------------------------
                                     R. Terren Dunlap, Chief Executive Officer
                                     and Chairman of the Board
                                     (Principal Executive Officer)




Date:  July 31, 2001        By: /s/ Robert J. Brilon
                               ----------------------------------------------
                                    Robert J. Brilon, President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit.                                             Incorporated by
No.      Description                                 Reference to:                      Filed Herewith:
---      -----------                                 -------------                      ---------------
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

4.2      Articles II, III, and VII of the            Form 10-KSB filed with the SEC
         Amended and Restated Bylaws                 on March 30, 2001
         of DuraSwitch Industries, Inc.
         (included in Exhibit 3.2)

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

10.12    Letter agreement dated May 14, 1998,        Form SB-2 filed with the
         as amended July 14, 1998, by and            SEC on August 26, 1999
         between DuraSwitch Industries, Inc.
         and Duff & Phelps Securities, LLC

10.12A   Agreement to terminate dated                Form 10-QSB filed with SEC on
         September 13, 1999 between                  November 15, 1999
         DuraSwitch Industries, Inc.
         and Duff & Phelps Securities, LLC

10.13    Warrant to Purchase 182,199 shares          Form SB-2 filed with the
         of Common Stock of DuraSwitch               SEC on August 26, 1999
         Industries, Inc. issued June 30, 1998
         and held by Duff &
         Phelps Securities, LLC

10.14    Standard Sublease dated October 15,         Form SB-2 filed with the
         1998, as amended February 2, 1999,          SEC on August 26, 1999
         by and between 234 South Extension,
         L.L.C. and DuraSwitch Industries, Inc.

10.15    Management Services Agreement               Form SB-2 filed with the SEC on
         dated May 1, 1997 by and between            August 26, 1999
         Total Switch, Inc. and VanDun, LLC

10.16    Agreement for Assignment of Present         Form SB-2 filed with the SEC on
         and Future Inventions in Certain            August 26, 1999
         Subject Matter dated May 1, 1997 by
         and between Total Switch, Inc. and
         Anthony J. Van Zeeland

10.17    Licensing Agreement between Delphi          Form 8-K filed with the SEC
         Automotive Systems LLC and                  on April 26, 2000
         DuraSwitch Industries, Inc.
         dated April 20, 2000

10.18    Option Agreement between Delphi             Form 8-K filed with the SEC on
         Automotive Systems LLC and                  July 12, 2000
         DuraSwitch Industries, Inc.
         dated April 20, 2000

10.19    Registrant's 2000 Stock Option Plan         Proxy Statement filed with the SEC on
                                                     May 12, 2000

                                      13