Form 10QSB
period 2001-09-30
DURASWITCH INDUSTRIES INC
filed 2001-11-02
CIK 1054070

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Yes   X     No___
    -----

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____  No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,528,595 shares of common stock outstanding as of October 26, 2001.

     Transitional Small Business Disclosure Format (check one): Yes___ No  X
                                                                         ------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          DURASWITCH INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31, 2000     September 30, 2001
                                                                                       -----------------     ------------------
                                                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 16,445,564           $ 13,567,720
  Accounts receivable (net of allowance for doubtful accounts
    of $20,000 in 2000 and $17,447 in 2001)                                                      224,419                 81,451
  Inventory                                                                                      250,983                330,755
  Prepaid expenses and other current assets                                                      255,292                305,717
                                                                                       -----------------     ------------------
        Total current assets                                                                  17,176,258             14,285,643

PROPERTY AND EQUIPMENT - Net                                                                     903,150              1,046,178
GOODWILL - Net                                                                                   516,840                462,116
PATENTS - Net                                                                                    337,481                548,324
OTHER ASSETS                                                                                     164,425                146,916
                                                                                       -----------------     ------------------
TOTAL ASSETS                                                                                $ 19,098,154           $ 16,489,177
                                                                                       =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                          $     52,469           $     83,875
  Accrued salaries and benefits                                                                  321,649                392,548
  Other accrued expenses and other current liabilities                                           224,289                181,318
  Deferred licensing revenue (Note 2)                                                            477,880                492,570
  Current portion of capital leases payable                                                       46,035                 29,713
                                                                                       -----------------     ------------------
        Total current liabilities                                                              1,122,322              1,180,024
                                                                                       -----------------     ------------------

LONG-TERM LIABILITIES:
  Capital leases payable                                                                          43,780                 30,473
  Deferred licensing revenue - long-term (Note 2)                                              2,183,362              1,876,326
                                                                                       -----------------     ------------------
        Total long-term liabilities                                                            2,227,142              1,906,799
                                                                                       -----------------     ------------------
        Total liabilities                                                                      3,349,464              3,086,823
                                                                                       -----------------     ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000 shares authorized in
    2000 and 2001, 9,266,696 and 9,528,595 shares issued and
    outstanding in 2000 and 2001, respectively                                                     9,267                  9,529
  Preferred stock, series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2000 and 2001
  Additional paid-in capital                                                                  26,112,732             27,284,832
  Accumulated deficit                                                                        (10,373,309)           (13,892,007)
                                                                                       -----------------     ------------------
        Total stockholders' equity                                                            15,748,690             13,402,354
                                                                                       -----------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 19,098,154           $ 16,489,177
                                                                                       =================     ==================

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                           2000              2001              2000               2001
                                                      ------------     ---------------     -------------      ------------
NET REVENUE:
    Licensing                                         $    238,298     $       226,182     $     312,819      $    583,271
    Product                                                364,073               2,499         1,519,336           104,204
                                                      ------------     ---------------     -------------      ------------
        Total net revenue                                  602,371             228,681         1,832,155           687,475

COST OF GOODS SOLD:
    Licensing                                               27,672              25,324            30,939            69,912
    Product                                                401,724               1,193         1,626,970           125,939
                                                      ------------     ---------------     -------------      ------------
        Total cost of goods sold                           429,396              26,517         1,657,909           195,851
                                                      ------------     ---------------     -------------      ------------

            Gross profit                                   172,975             202,164           174,246           491,624
                                                      ------------     ---------------     -------------      ------------

OPERATING EXPENSES:
    Selling, general and administrative                    761,073             830,389         2,176,171         2,513,336
    Research and development                               479,231             785,137         1,302,516         1,980,366
                                                      ------------     ---------------     -------------      ------------

        Total operating expenses                         1,240,304           1,615,526         3,478,687         4,493,702
                                                      ------------     ---------------     -------------      ------------

LOSS FROM OPERATIONS                                    (1,067,329)         (1,413,362)       (3,304,441)       (4,002,078)

OTHER INCOME - Net                                         271,279             121,060           422,319           483,380
                                                      ------------     ---------------     -------------      ------------

NET LOSS                                              $   (796,050)    $    (1,292,302)    $  (2,882,122)     $ (3,518,698)
                                                      ============     ===============     =============      ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED          $      (0.09)    $         (0.14)    $       (0.35)     $      (0.37)
                                                      ============     ===============     =============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    BASIC AND DILUTED                                    9,206,384           9,526,302         8,163,886         9,414,568
                                                      ============     ===============     =============      ============

See notes to consolidated financial statements.

                          DURASWITCH INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                                2000                   2001
                                                                                           -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $ (2,882,122)          $ (3,518,698)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                              235,617                297,061
      Loss (gain) on sale of equipment                                                             4,295                 (5,904)
  Changes in operating assets and liabilities:
      Accounts receivable                                                                        (66,603)               142,968
      Inventory                                                                                  131,356                (79,772)
      Prepaid expenses and other current assets                                                 (148,494)               (90,425)
      Accounts payable                                                                          (131,348)                31,406
      Accrued salaries and benefits                                                              (71,303)                70,899
      Other accrued expenses and other current liabilities                                       (69,827)               (42,971)
      Deferred licensing revenue                                                               2,810,601               (292,346)
                                                                                           -------------           ------------

           Net cash used in operating activities                                                (187,828)            (3,487,782)
                                                                                           -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents                                                                           (128,306)              (231,385)
  Purchases of other assets                                                                     (170,627)                     -
  Repayment from (advance to) employee                                                           (40,000)                40,000
  Proceeds from sale of equipment                                                                      -                  7,000
  Purchases of property and equipment                                                           (315,672)              (348,410)
                                                                                           -------------           ------------

           Net cash used in investing activities                                                (654,605)              (532,795)
                                                                                           -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                                             11,538,485              1,172,362
  Proceeds from sale of warrants and options                                                   1,134,338                      -
  Payment received on note receivable                                                            147,263                      -
  Principal payments on notes payable and capital leases                                        (294,605)               (29,629)
  Net repayments on line of credit                                                               (75,000)                     -
                                                                                           -------------           ------------

           Net cash provided by financing activities                                          12,450,481              1,142,733
                                                                                           -------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              11,608,048             (2,877,844)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 5,884,827             16,445,564
                                                                                           -------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 17,492,875           $ 13,567,720
                                                                                           =============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                    $     36,476           $      9,688

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Acquisition of equipment through capital lease                                            $     34,800           $          -


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

2. DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi Automotive Systems LLC ("Delphi") that gives Delphi the exclusive right to utilize and manufacture the Company's patented switch technology for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. Delphi purchased the 1,651,846 shares by exercising the option on June 19, 2000. In exchange for the exclusive rights, option and warrant, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi's continued exclusivity for the automotive industry through June 30, 2012 requires additional minimum annual royalty payments during that period, at which time either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that business combinations within the scope of SFAS 141 be accounted for using the purchase method. SFAS 142 addresses how acquired intangible assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized. Goodwill and some intangible assets will no longer be amortized but will be tested for impairment. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

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

Results of Operations

Net Revenue:

     Total net revenue was $228,681 and $687,475 for the three and nine months ended September 30, 2001, respectively, a decline of $373,690 and $1,144,680 compared to the three and nine months ended September 30, 2000.

     During 2000, we started to implement our new business model to license our technology rather than to manufacture switches ourselves. We have completed this transition and expect almost all of our future revenues to come from our licensing efforts. As of September 30, 2001, we had 22 licensees, foreign and domestic. Because revenue from licensing is lower than revenue from manufacturing the same number of products, we expected our net revenue to initially decline as we transitioned into a licensing business model. During the transition, we have been referring product sales leads to our licensees. As expected, product revenues have decreased every quarter since we began this transition as we completed delivery against our remaining customer purchase orders.

     Licensing revenue was $226,182 and $583,271 for the three and nine months ended September 30, 2001, respectively, a decline of $12,116 and an increase of $270,452 compared to the three and nine months ended September 30, 2000. The slight decrease in licensing revenue for the three-month period resulted from the recognition in the third quarter of 2000 of a large sale to one licensee. The shift in our business model from manufacturing to licensing and the addition of licensed manufacturers during the year accounted for the increase in our licensing revenue for the nine-month period. Our license agreement with Delphi Automotive Systems LLC ("Delphi") generated licensing revenue of $102,345 or 45% of our licensing revenue and total net revenue for the three months ended September 30, 2001 and $307,035 or 53% of our licensing revenue and 45% of total net revenue for the nine months ended September 30, 2001.

     Product revenue was $2,499 and $104,204 for the three and nine months ended September 30, 2001, respectively, a decline of $361,574 and $1,415,132 compared to the three and nine months ended September 30, 2000 as a result of the implementation of our new business model, which called for transitioning away from switch manufacturing. We have referred all of our switch customers to our licensees. Our revenue in fiscal 2000 was primarily generated from designing, developing, and producing prototypes of customer switch applications and low volume production runs. Additionally, we had been performing pursuant to a long-term purchase order with Siemens Building Technologies, Inc. This purchase order was completed in the second quarter of 2001 and generated substantially all of our product revenue for the nine months ended September 30, 2001. This project has been transitioned to one of our licensees.

Cost of Goods Sold:

     Total cost of goods sold was $26,517 and $195,851 for the three and nine months ended September 30, 2001, respectively, a decline of $402,879 and $1,462,058, compared to the three and nine months ended September 30, 2000. During 2001, licensing cost of goods sold was $25,324 and $69,912 for the three and nine months ended September 30, 2001, respectively, a decline of $2,348 and an increase of $38,973 compared to the three and nine months ended September 30, 2000. The slight decrease in licensing cost of goods sold for the three months ended September 30, 2001 was due to a slight decrease in licensing revenue for the three months ended September 30, 2001. The increase in licensing cost of goods sold for the nine months ended September 30, 2001 resulted primarily from the increase in licensing revenue during the 2001 period. Also during 2001, product cost of goods sold was $1,193 and $125,939 for the three and nine months ended September 30, 2001, respectively, a decline of $400,531 and $1,501,031 compared to the three and nine months ended September 30, 2000. The decrease in product cost of goods sold was primarily due to our transition to a licensing business model from a product-based business model.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses were $830,389 and $2,513,336 for the three and nine months ended September 30, 2001, respectively, an increase of $69,316 and $337,165 compared to the three and nine months ended September 30, 2000. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate our licensing programs and the costs related to the addition of 16 licensees since the beginning of the third quarter of 2000. The increase was primarily due to increased costs related to additional sales and administrative personnel, depreciation and travel costs. For the nine months ended September 30, 2001, the increase in travel costs includes international travel related to European and Asian based licensees and licensee prospects. Documenting our manufacturing processes in training manuals, structuring the technology-licensing program and training our licensees all contributed to increased expenses.

Research and Development:

     Research and development expenses were $785,137 and $1,980,366 for the three and nine months ended September 30, 2001, respectively, an increase of $305,906 and $677,850 compared to the three and nine months ended September 30, 2000. The increase was primarily attributable to costs related to additional research and development personnel, occupancy costs and equipment and supplies purchased to develop, prototype and test new product applications.

Loss from Operations:

     As a result of the factors described above, loss from operations increased $346,033 to $1,413,362 for the three months ended September 30, 2001 and increased $697,637 to $4,002,078 for the nine months ended September 30, 2001.

Other Income - Net:

     Other income - net was $121,060 and $483,380 for the three and nine months ended September 30, 2001, respectively, a decline of $150,219 and an increase of $61,061 for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. The decrease in other income - net for the three months ended September 30, 2001 is due to the decrease in investment income as a result of lower interest rates and lower average cash balances during the three months ended September 30, 2001. The increase in other income - net for the nine months ended September 30, 2001 resulted from interest earned on the investment of cash we received from our exclusive license and equity transaction with Delphi in May and June 2000. In May 2000, we received $4.0 million from Delphi in exchange for (a) Delphi's exclusive right to utilize and manufacture our patented switch technology for the automotive industry, (b) a warrant to purchase 225,000 shares of our stock and (c) a short-term option to purchase approximately 1.65 million shares of our stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of our common stock, representing approximately 18% of our outstanding shares at that time, for approximately $11.5 million in cash.

Net Loss:

     As a result of the factors described above, net loss was $1,292,302 and $3,518,698 for the three and nine months ended September 30, 2001, respectively, an increase of $496,252 and $636,576 compared to the three and nine months ended September 30, 2000.

Liquidity and Capital Resources

     Working capital on September 30, 2001 was $13,105,619 compared to $16,053,936 on December 31, 2000. The decrease in working capital is primarily attributable to cash used in operations offset by the proceeds from the stock sales related to the exercise of employee stock options.

     Net cash used in operating activities for the nine months ended September 30, 2001 was $3,487,782, consisting primarily of the net loss.

     Net cash used in investing activities for the nine months ended September 30, 2001 was $532,795, consisting primarily of an increase in patents and purchases of property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $1,142,733, consisting primarily of proceeds from the stock sales related to the exercise of employee stock options.

     At December 31, 2000, we had approximately $6,868,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards, as they have been reduced to the amount that represents our best estimate of the amounts that will, more likely than not, be realized. Use of some of these operating loss carry forwards are subject to restriction under current tax law and begin to expire in 2011.

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



                                    DuraSwitch Industries, Inc.
                                    --------------------------------------------
                                    (Registrant)



Date: November 2, 2001        By:   /s/ R. Terren Dunlap
                                    --------------------------------------------
                                    R. Terren Dunlap, Chief Executive Officer
                                    and Chairman of the Board
                                    (Principal Executive Officer)



Date: November 2, 2001        By:   /s/ Robert J. Brilon
                                    --------------------------------------------
                                    Robert J. Brilon, President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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

10.2.1            July 30, 1999 Amendment to                 Form SB-2 filed with the SEC on
                  Anthony J. Van Zeeland Employment          August 26, 1999
                  and Separation Agreement

10.3              Employment and                             Form SB-2 filed with the SEC on
                  Separation Agreement dated                 August 26, 1999
                  November 20, 1998 by and between
                  DuraSwitch Industries, Inc.
                  and Robert J. Brilon

10.3.1            Addendum #1 to Employment and              Form 10-KSB filed with the SEC on
                  Separation Agreement dated                 March 30, 2000
                  November 20, 1998 by and between
                  DuraSwitch Industries, Inc.
                  and Robert J. Brilon

10.4              1997 Stock Option Plan                     Form SB-2 filed with the SEC on
                                                             August 26, 1999

10.5              Form of Grant Letter pursuant to 1997      Form SB-2 filed with the SEC on
                  Stock Option Plan                          August 26, 1999

10.6              1999 Stock Option Plan                     Form SB-2 filed with the SEC on
                                                             August 26, 1999

10.7              Form of Representative's Warrants          Form SB-2 filed with the SEC on
                                                             August 26, 1999

10.8              Series A Convertible Stock and Warrant     Form SB-2 filed with the SEC on
                  Purchase Agreement dated June 30,          August 26, 1999
                  1998 by and among DuraSwitch
                  Industries, Inc. and Blackwater
                  Capital Partners, L.P. and
                  Blackwater Capital Group, L.L.C.

10.9              Registration Rights Agreement dated        Form SB-2 filed with the SEC on
                  June 30, 1998, by and between              August 26, 1999
                  DuraSwitch Industries, Inc. and
                  Blackwater Capital Group, L.L.C.

10.10             Registration Rights Agreement dated        Form SB-2 filed with the SEC on
                  June 30, 1998, by and between              August 26, 1999
                  DuraSwitch Industries, Inc. and
                  Blackwater Capital Partners, L.P.

10.11             Standard Sublease dated October 15,        Form SB-2 filed with the SEC on
                  1998, as amended February 2, 1999,         August 26, 1999
                  by and between 234 South Extension,
                  L.L.C. and DuraSwitch Industries, Inc.

10.12             Management Services Agreement              Form SB-2 filed with the SEC on
                  dated May 1, 1997 by and between           August 26, 1999
                  Total Switch, Inc. and VanDun, LLC

10.13             Agreement for Assignment of Present        Form SB-2 filed with the SEC on
                  and Future Inventions in Certain           August 26, 1999
                  Subject Matter dated May 1, 1997 by
                  and between Total Switch, Inc. and
                  Anthony J. Van Zeeland

10.14             Licensing Agreement between Delphi         Form 8-K filed with the SEC on
                  Automotive Systems LLC and                 April 26, 2000
                  DuraSwitch Industries, Inc.
                  dated April 20, 2000

10.15             Option Agreement between Delphi            Form 8-K filed with the SEC on
                  Automotive Systems LLC and                 July 12, 2000
                  DuraSwitch Industries, Inc.
                  dated April 20, 2000

10.16             Registrant's 2000 Stock Option Plan        Proxy Statement filed with the SEC on
                                                             May 12, 2000