Form 10-K
period 2001-12-31
DURASWITCH INDUSTRIES INC
filed 2002-03-27
CIK 1054070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

Annual report under Section 13 of 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2001

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 001-15069

Duraswitch Industries, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0308867

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

234 S. Extension Road Mesa, Arizona	85210

(Address of principal executive offices)	(Zip Code)

(480) 586-3300
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.001	Nasdaq National Market System

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2002 was $47,315,768, computed by using the closing price of $8.11 as reported by the Nasdaq National Market.

Number of registrant’s shares of common stock outstanding as of February 28, 2002 was 9,530,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2002 annual meeting are incorporated by reference into Part III of this Form 10-K.

Duraswitch Industries, Inc.
Form 10-K
For the Year Ended December 31, 2001

Part I

Item 1. Description of Business.

Overview

         We have developed, patented and licensed innovative technologies utilizing a magnetic based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technologies. We believe these patented technologies allow us and our licensees to provide innovative solutions to the design challenges faced by original equipment manufacturers, (“OEMs”), and component suppliers.

         We were incorporated on May 1, 1997, as Total Switch, Inc. (“Total Switch”). In order to establish a market value for our stock to acquire other businesses necessary for our growth, we combined with an inactive, publicly traded company on December 31, 1997, and changed its name to Duraswitch Industries, Inc. (“Duraswitch Industries”). As a result of this transaction, Total Switch became a wholly owned subsidiary of Duraswitch, and Total Switch’s former stockholders acquired a controlling interest in Duraswitch. During 1998, through the acquisition of Aztec Industries, Inc. (“Aztec”), formerly a manufacturer of membrane switches, we commenced operations and designed, manufactured, marketed and distributed integrated electronic control panels developed with our patented technologies.

         During 2000, we started to implement a business model of licensing our technologies rather than manufacturing switches ourselves. During 2001, we completed this transition and expect our future revenue to come from our licensing efforts. As of December 31, 2001, we had 24 licensees, foreign and domestic, and we are continuing our efforts to expand our licensee base worldwide.

Industry Analysis

         Electronic switches and Integrated Control Panels (“ICPs”) are used in a wide variety of consumer, industrial and agricultural products, such as appliances, military equipment, airplanes, automobiles, security systems, temperature and point-of-sale systems, elevators, medical equipment, computers, gas pumps, beverage dispensers, gaming units, fitness equipment, consumer electronics, and commercial food preparation equipment.

         History of Electronic Switches

         In the last hundred years, two basic switches have dominated the market for our switch technologies: electro-mechanical and membrane. In its simplest form, an electronic switch controls the flow of electric current: press the switch to complete the circuit and the current flows to operate a micro-processor, which in turn, performs the desired function. Electro-mechanical switches operate by pushing, turning or sliding a button, knob or lever to mechanically activate a series of movable parts that will close or complete an electrical circuit within the switch itself. Although they offer excellent tactile feedback for the user, electro-mechanical switches are bulky, mechanically complex and can be difficult to manufacture.

         Membrane switches consist of multiple, thin-film layers topped by an overlay with printed graphics or instructions to operate the device in which the switch is incorporated. A typical example of a membrane switch is found on most microwave oven control panels. Without tactile feedback, users may activate the switch several times, which could cause the opposite effect of what the user intended. To solve the feedback response problem, membrane switch manufacturers typically have offered a “beep” sound, light, or status icons on a display to inform the user when the switch has been activated. However, this solution increases the cost, complexity and size of the product to which it is added, thus decreasing the advantages of a membrane switch over an electro-mechanical switch.

         The second option to overcome the feedback response problem is to incorporate a metal, rubber or plastic dome as part of the membrane switch. When pressed by a user, the center of the dome will invert and contact the circuit on the membrane layer beneath it. Domed membrane switches are prone to failure due to material fatigue, are much less reliable than membrane switches without domes, and require inconsistent amounts of force to be activated, which has proven frustrating to the user and increased the cost and design complexity while decreasing the reliability of the switch.

The Duraswitch Competitive Advantage

         The keys to our technologies are their simplicity of design and reliance on magnetic force, rather than mechanical parts or the elastic properties of materials, to operate a switch. Based on our management’s experience and available research in the electronic switch and ICP industries, we believe our technologies offer the following competitive advantages compared to switches and ICPs using traditional electro-mechanical or membrane switch technologies:

         Significantly Greater Durability and Reliability. Our technologies rely on a magnetic-based design with few moving parts and virtually no stress, fatigue, or potential breaking points. By eliminating or reducing the mechanical complexity and precision required by traditional technologies, we believe switches made with our technologies are significantly more durable and reliable than traditional electro-mechanical and membrane switches. From January 1998 to January 2001, we tested one of our Duraswitch PushGate™ switches. It exceeded 500,000,000 activations on an electronic counter without material fatigue or degraded tactile feedback. We believe this test result supports our belief in the reliability and durability of products manufactured using our technologies.

         Tactile Feedback Response That Does Not Degrade Over Time. Membrane switches and some electro-mechanical switches require additional cues such as beeps, lights or status icons to artificially provide feedback to the user which increases the complexity and total cost of the switch. Our PushGate design consistently produces a distinctive “click” each time the user activates our switch and eliminates the costs associated with additional cues.

         Ease of Integration in Slim Profile, Environmentally Sealed Design. Because switches produced using our technologies use a thin, multiple layer design that incorporates a flexible circuit rather than bulky mechanical parts, they are easily integrated into flat panel/slim profile products currently desired by the market. This design also eliminates the need to breach the surface of the ICP, enabling our ICPs to be easily sealed, cleaned, disinfected and protected from harsh environmental conditions.

         Value Engineering Alternative. We believe switches produced using our technologies offer a better overall value compared to switches using traditional technologies. The integration attributes of our technologies allow for a complete value engineering alternative to switch panel designs, which can allow for cost reductions in various components and manufacturing processes. In addition, devices using our switches are more durable and reliable than electro-mechanical switches and are therefore less costly to maintain.

Strategy

         Our objective is to become a leading switch technology provider in the electronic switch and ICP industries by entering into licensing agreements with established switch manufacturers, switch component assemblers and OEMs. In order to achieve this objective, we intend to implement the following strategies:

         Maintain and Further Our Patented Technologies’ Competitive Advantages. We intend to maintain and further our patented technologies’ competitive advantages in order to make our technologies standard in the industry. We intend to pursue this strategy by aggressively marketing our technologies’ advantages and broaden market awareness. We are focusing our sales and marketing efforts on our licensing program and are investing heavily in research, development and testing to further refine our technologies and expand their possible applications in a wide variety of industries.

         Increase Market Awareness of Duraswitch’s Patented Technological Advantages. We will aggressively promote our patented technologies and design expertise to achieve widespread market awareness of our technologies’ advantages. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch purchasing market. These efforts will include increasing exposure in trade magazines, increasing traffic to our Web site, participating actively in vendor-sponsored seminars for design engineers and aggressively promoting our technologies in the trade media. We believe that promoting our success and our licensees’ successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our technologies and their unique competitive advantages.

         License Switch Manufacturers. We are offering to license Duraswitch technologies to switch manufacturers, turnkey manufacturers and OEMs as a product extension and a market differentiation. Our switch technologies enable integration of multiple types of switches into a flat panel environment and can transform electrical type switches to electronic output utilizing their traditional switch housings. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from Duraswitch. The component cost includes the royalty for the rights to manufacture, assemble and sell patented Duraswitch technologies. In some cases where no components are supplied, we are paid a royalty per switch manufactured. We support our licensees with engineering, design, testing, specification materials, training programs, marketing assistance, customer leads, and patent protection. Every licensee has strict qualitative standards to maintain as part of their licensing agreement.

         Provide Full Service Training, Design Engineering, Testing and Design Review. We intend to be a “one stop shop” for electronic switch solution design engineering and testing for licensees of our technologies. With our history in design and manufacturing of these technologies, we are able to provide engineering support, design assistance, testing and prototype assembly services to our licensees. Our manufacturing expertise is shared with our licensees through in-house or on-site Duraswitch technologies training with our engineering and sales and marketing teams, which includes hands-on training of Duraswitch technologies, documentation manuals and product design reviews.

         Form Strategic Technology Alliances. During 2001, we entered into two strategic technology alliances. We formed an alliance with Hanaco Manufacturing Co. to bring together our switch technologies with Hanaco’s silicone rubber keypad overlays. We also formed an alliance with Durel Corp., an affiliate of 3M and Rogers Corp. The alliance with Durel capitalizes on Durel’s innovative electroluminescent (EL) backlighting technology. Our strategic alliances with companies offering complementary technologies leverage resources and expertise in engineering, marketing, training and purchasing and increase the variations and options that licensees can offer their customers by designing our technologies into their products.

Technologies

         We have a number of switch applications based on our patented magnetic-based technologies. We have licensed the PushGate™, thiNcoder™ RT and MagnaMouse™ to our licensees. Our non-exclusive licensees pay between $0.10 and $0.30 per PushGate, between $0.25 and $0.75 per thiNcoder RT, and between $0.28 and $0.78 per MagnaMouse depending on volume. Fees for additional technologies will be determined upon release.

         The Duraswitch PushGate™. A typical Duraswitch PushGate switch consists of up to five bonded micro-thin layers of material, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as the “on”, “defrost” and “cook” buttons on a microwave oven. Below the top layer is a thin, flexible layer of magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small, raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the flexible circuit. When the button is released, the magnet pulls the disc upward and away from the switch contacts into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.

         In 2001, we introduced the PushGate Island construction which reduces the number of material layers and allows for the switching element of the PushGate to be fabricated as a freestanding subassembly that can be easily inserted into a foam layer. The ability to manufacture the PushGate as an Island, simplifies the manufacturing process and reduces cost.

         The Duraswitch thiNcoder™ RT. The Duraswitch thiNcoder RT resembles a typical volume control knob on a car radio, except that unlike an electro-mechanical rotary switch, the back of our switch is flat. The entire assembly can be less than 1/10th of an inch thick. The Duraswitch thiNcoder RT consists of a rotary knob containing embedded magnets all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small, 1mm, gold-plated balls. Beneath the circular space are printed electronic circuits, which are activated through contact with the gold-plated balls. When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user’s instructions to the device. The design of the Duraswitch thiNcoder RT also allows for a consistent tactile feedback response to the user, such that the user can feel each “click” as the knob is turned.

         The Duraswitch MagnaMouse™. The Duraswitch MagnaMouse is an omnidirectional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the rim or any custom designed key cap closes the contact and actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse can be pressure sensitive.

         Switch Technologies Under Development. Switch technologies under development are at various stages of modeling, prototyping and testing. These switch technologies include the:

•	thiNcoder EZI, the next generation rotary encoder,

•	thiNcoder EZI 5-bit, designed for use in the appliance industry and other applications which require a large number of selector positions,

•	thiNcoder PK, a thiNcoder EZI incorporating a push knob,

•	Slider, a linear version of our thiNcoder RT,

•	Thumbwheel, a next generation thiNcoder RT configured for vertical, single digit (finger) operations,

•	Rocker, a two position switch,

•	thiNcoder PB, a standard thiNcoder RT incorporating a push button switch for multiple functionalities, and

•	Various PushGate actuator designs to replace electro-mechanical and electronic push button mechanisms.

         Generally, our switches are custom-designed to meet specific design challenges or a licensee’s customer requirements dictated by the nature of specific applications. Accordingly, all of these switch designs may be adapted to fit various types of integrated control panel arrays and electronic products. We are constantly refining our technologies and designing new variations to meet specific application design needs.

Customers

         Our success depends in part on being able to supply switches to key industry segments. As a result, we have licensed various custom and turnkey switch manufacturers to produce switches in various devices in a wide variety of industries. Some of the key industries in which our licensees operate include the following: elevator, beverage dispensing, energy management, test and measurement, medical, point of sale, appliance, vending machine, gaming, recreational marine, industrial automation, health and fitness, restaurant equipment, gas pump, mass transit, computer, lighting and sound, aerospace and industrial controls.

         In May 2000, Duraswitch received $4 million from Delphi Automotive Systems LLC, now Delphi Corporation (“Delphi”) in exchange for (a) Delphi’s exclusive right to utilize and manufacture our patented switch technologies for the automotive industry, (b) a warrant to purchase 225,000 shares of our stock and (c) an option to purchase approximately 1.65 million shares of our stock. The license agreement with Delphi generated licensing revenue of $411,362 or 49% of licensing revenue and $277,860 or 52% of licensing revenue in 2001 and 2000, respectively. Licensing revenue from Delphi primarily resulted from the amortization of deferred licensing revenue which was received in 2000.

Intellectual Property

         Our success also depends in part on maintaining and protecting our proprietary technologies. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file U.S. and foreign patents for relevant material technological advances, and warn against potential infringement by posting patent numbers on our products, packaging and published materials. These materials include our Web site, business cards, letterhead, brochures, advertisements, and some technology samples. We have not had to become involved in infringement litigation to protect our intellectual property, however, we intend to aggressively prosecute litigation against infringers if necessary.

         In order to protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors and collaborators to enter into confidentiality agreements, which prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on our time, using our property, or relating to our business. Our management team has extensive experience in protecting technology from global competitors and will oversee our intellectual property protection program. As of December 31, 2001, we had $588,272 of capitalized costs related to patents.

         As of December 31, 2001, we held 11 U.S. patents (Nos. 5,523,730, 5,666,096, 5,867,082, 5,990,772, 6,023,213, 6,069,545, 6,069,552, 6,130,593, 6,137,387, 6,262,646, and 6,305,071), two Taiwanese patents (Nos. NI-090979 and NI-132948), one Chinese patent (No. 96110385.X), one Australian patent (No. 727962) and one Canadian patent (No. 05046291). We also have several patent applications pending in the United States, Mexico, Canada, France, Great Britain, China, Taiwan, Italy and Germany. We have made further filings under the Patent Cooperation Treaty which makes it possible to seek patent protection for an invention simultaneously in each of a large number of countries by filing an “international” patent application.

         We have registered the following trademarks with the United States Patent and Trademark Office: “Duraswitch®”, “Duraswitch” as a stylized word with a unique “D” and “The World is Switching®”. In addition, we have registrations pending for the following; PushGate™, thiNcoder™, and MagnaMouse™.

Research and Development

         We have 38 people in our research and development department who focus on new technology development, new technology applications and testing. In 2001, we restructured our research and development department to include a number of technicians who were formerly part of our manufacturing department and are now primarily involved in the prototyping and testing of the technologies under development. In order for us to compete effectively, our technologies must continue to evolve with changing standards and design demands of manufacturers who need switches. To that end, we continue to dedicate a large amount of our resources to research and development and the protection of our patented technologies. During 2001, 2000 and 1999, we spent $2,773,221, $1,716,825 and $889,922 respectively, on research and development efforts

Sales and Marketing

         We have 12 people in the sales and marketing department who focus on supporting our existing licensees, marketing our technologies to OEMs and obtaining new licensees. In support of our licensees, we train their internal and independent sales and marketing teams on Duraswitch technologies.

         Web Site: www.duraswitch.com

         We believe design engineers and purchasing managers – the individuals most likely to make the decision to incorporate our technologies in their products – frequently use the Internet to search for design solutions. Therefore, our Web site, www.duraswitch.com, is a key component of our current direct marketing efforts. Most of our advertising and promotional materials direct readers to our Web site. In addition to attracting potential licensees to our Web site for information, we use our Web site to generate interest in our technologies. Using our Web site as a promotional tool is also less expensive than other methods, is interactive, and reaches a global audience. Our Web site has several features, including:

•	Information about the advantages of our patented technologies, accompanied by articles published by third parties about our products;

•	Virtual demonstrations of our technologies and products;

•	Technical data to assist design engineers in designing ICPs and electronic products using Duraswitch components;

•	E-mail communication links to our design engineers and sales representatives to facilitate dialogue about how our technologies can be integrated into customers’ products;

•	Information on products available through our current licensees’ customers; and

•	Benefits and the process for obtaining information about licensing rights to utilize and manufacture Duraswitch technologies.

         Public Relations

         We target technical periodicals for media exposure in an effort to raise awareness for Duraswitch technologies and our licensing strategy. Our public relations campaigns have included editorial coverage of our technologies, co-operative advertising opportunities with licensees and listings in industry-specific supplier guides. We believe this is a cost-effective method of capturing the attention of design engineers and OEMs and educating them on the benefits of our technologies. For example, according to Design News, approximately 335,000 design professionals throughout the world read Design News’ bi-weekly publications. In addition to Design News, articles on our technologies have been included in numerous trade publications including EDN (Electronic Design News), Appliance Magazine, and ECN (Electronic Component News).

         Seminars and Trade Shows

         We give educational presentations about our technologies at vendor-sponsored seminars for product design engineers. At these seminars, we are able to meet attendees and provide them with information about our technologies through multi-media presentations, product demonstrations, brochures and samples.

         The appliance industry is a key target market for Duraswitch technologies. In order to penetrate this market, we participated in the “Mobile Marketing Industry” tour for the last two years. The tour, sponsored by Appliance Magazine, brought our technologies directly to engineers from over 30 leading appliance manufacturers including: Amana, Frigidaire, GE, Maytag and Whirlpool.

Competition

         We operate in an industry characterized by intense competition. We believe that our primary competitors are manufacturers of the electro-mechanical and dome membrane switches. Many of these manufacturers have established products, broad brand and name recognition, and significantly greater resources than ours. Our tactic has not been to compete directly with these manufacturers, but to offer to license them our switch technologies. If these manufacturers, as licensees, incorporate our technology into their switches, we will have turned our competitors into business partners.

         While a licensing business model fosters cooperation, switch manufacturers may not adopt Duraswitch’s technologies. In particular, manufacturers may be reluctant to alter current designs or have other long-standing relationships that may affect the manufacturers’ decision to use one technology over another, even if our technologies offer additional benefits.

         In order for us to compete effectively, our technologies must continue to evolve with changing standards and design demands of manufacturers who need switches. To that end, we continue to dedicate a large amount of our resources to research and development and the protection of our patented technology.

Employees

         As of December 31, 2001, we had 69 employees, 66 of which work full time. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Item 2. Description of Properties.

         Our principal administrative, design, testing, and prototype manufacturing facilities are located in Mesa, Arizona, where we presently lease 33,650 square feet of office and manufacturing space in a building located at 234 South Extension Road. This facility consists of approximately 10,000 square feet of office space and 23,650 square feet of testing and prototype manufacturing space. Our lease terminates on January 1, 2004, subject to our option to extend the term for an additional two years. The base monthly rent for 2001 was $17,000. Future minimum monthly rental payments are $18,000 for 2002 and $18,000 for 2003. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

         From time to time we may be subject to claims and litigation incident to our business. As of February 28, 2002, we were not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         On October 11, 2000, we began trading under the symbol “DSWT” on the Nasdaq National Market System and ceased under the symbol “DRA” on the American Stock Exchange. Between August 26, 1999 and October 11, 2000, our common stock was traded on the American Stock Exchange under the symbol “DRA.” Prior to August 26, 1999, our common stock was traded on the OTC Bulletin board under the symbol “DSWT.” The high and low inter-dealer prices for the calendar quarters during the past two fiscal years are as follows:

Fiscal Year Ended December 31, 2001	High	Low

March 31, 2001	$12.25	$10.13

June 30, 2001	17.92	12.70

September 30, 2001	16.25	12.33

December 31, 2001	12.50	7.04

Fiscal Year Ended December 31, 2000	High	Low

March 31, 2000	$8.25	$5.38

June 30, 2000	8.75	5.00

September 30, 2000	13.44	6.50

December 31, 2000	12.56	8.75

         These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

Dividends

         We have not declared any cash dividends on our common stock since inception. We do not intend to declare any dividends on our common stock in the foreseeable future.

Holders

         As of February 28, 2002, there were approximately 308 holders of record of our common stock. We believe that our common stock is held by more than 2,500 beneficial holders.

Item 6. Selected Financial Data.

	Year Ended December 31,

	2001	2000	1999	1998	1997 (1)

Consolidated Statement of Operations Data (2)

(In thousands, except per share data)

Net revenue	$985	$2,319	$1,674	$1,355	$6

Gross profit (loss)	728	264	(355)	55	(1)

Net loss	(5,390)	(4,110)	(3,475)	(1,599)	(449)

Non-cash discount (3)	—	—	—	(740)	—

Net loss attributable to common stockholders	$(5,390)	$(4,110)	$(3,475)	$(2,339)	$(449)

Net loss per common share, basic and diluted	$(0.57)	$(0.49)	$(0.58)	$(0.55)	$(0.12)

Weighted average common shares outstanding, basic and diluted	9,443	8,436	6,034	4,269	3,787

Consolidated Balance Sheet Data (2)

(In thousands)

Cash and cash equivalents	$12,016	$16,446	$5,885	$144	$236

Total assets	14,816	19,098	8,238	1,528	380

Long-term debt, net of current portion	26	44	125	158	—

Total stockholders’ equity	$11,532	$15,749	$6,871	$752	$324

(1)	Represents the period from May 1, 1997 (date of inception) to December 31, 1997.

(2)	No cash dividends were declared or paid in any year presented.

(3)	A non-cash charge of $740,000 was incurred in connection with a beneficial conversion feature relating to the sale of convertible preferred stock on June 29, 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in these documents include, but are not necessarily limited to, those relating to our:

•	Beliefs regarding the competitive technological advantages and anticipated commercial success of our technologies,

•	Intention to achieve widespread commercial acceptance of our licensed technologies,

•	Ability to obtain new licensees,

•	Ability to develop new or existing switch technologies,

•	Objective to establish Duraswitch technologies as the design standard in the electronic switch and ICP industries,

•	Estimates of anticipated growth in the switch and ICP markets,

•	Success in developing new or enhanced products to take advantage of market opportunities or to respond to competition,

•	Manufacturing industry’s acceptance and demand for our technology licenses,

•	Licensees’ willingness and ability to successfully market our technologies to new and existing customers, and

•	Opportunities derived from our investments.

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

         Should we be unable to protect our proprietary technologies, their value and our competitive position would be significantly impaired. Although we seek to protect our intellectual property rights through patents, copyrights, trade secret protection and other measures, we cannot be certain that:

•	We will be able to protect our technologies adequately;

•	Competitors will not be able to develop similar or better technology independently;

•	Any of our pending patent applications will be issued; or

•	Intellectual property laws will continue to protect our intellectual property rights, particularly as we expand our licensing in foreign countries where the local laws do not provide a strong protection of intellectual properties or recognize international treaties.

         Claims that we infringe third party intellectual property rights could result in significant expenses or restrictions on our ability to license technology. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property claims against technologies used in our business. Any such claims, with or without merit, could be time-consuming to defend, would result in costly litigation and divert the efforts of our personnel. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. Additionally, we might be unable to obtain royalty or license agreements on terms acceptable to us. A successful claim of patent, or other intellectual property infringement against us could adversely affect our business in a material way. We are not currently involved in any litigation to protect our technologies from infringement nor to defend against claims of infringement.

         Our quarterly revenue and operating results may fluctuate. Our results may fluctuate from those in prior quarters and will continue to do so due to a variety of factors. These factors include:

•	The establishment, growth or loss of licensee relationships;

•	The timing of introductions, production and sales cycles of new products by our licensees incorporating our technologies, which is at the discretion of our licensees and their customers; and

•	Market acceptance of our technologies.

         Our stock price may be volatile. The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as, but not limited to:

•	Actual or anticipated fluctuations in operating results;

•	Announcements of our technologies or our competitors’ technologies, new licensees or other business developments;

•	Sales or the perception in the market of possible sales by insiders or others which could have a disproportionate effect on our stock price due to our typically low trading volume.

         We are dependent on our management team. Our future success will be largely dependent on the efforts of key management personnel who have extensive experience in the switch industry. The loss of one or more of these key employees could have a material adverse effect on our business. We are particularly dependent upon the services of Robert J. Brilon, our Chief Executive Officer, President and Chief Financial Officer and Anthony J. Van Zeeland, our Chief Operating Officer and Executive Vice President of Engineering. We have employment agreements with both of these individuals for terms, which expire in April 2004.

         Our technology may not gain market acceptance. Our success will depend in part on the commercial acceptance of our patented technologies. To be accepted, our technologies must meet the expectations of our potential customers. We market our technologies directly to OEMs whose products utilize switches and to our licensees to encourage them to incorporate our technologies in the switches they supply to OEMs, focusing on the advantages of our switches over the electro-mechanical and dome membrane switches. If the OEMs or our licensees ultimately decide to continue with their existing switch technologies, our business would be adversely affected.

         We have a history of operating losses and expect to incur losses in the immediate future. We have had substantial losses since our inception and we expect to incur additional losses as we expand our licensing business. We expect to commit substantial resources to:

•	Research and development;

•	The establishment of new licensee relationships; and

•	Enhanced sales and training capabilities.

         Because we have only recently completed our shift to a technology licensing business model, we are unable to accurately estimate future revenue and operating expenses based upon historical performance and we cannot assure you if and when we will become profitable.

         Risks related to rapidly changing technology. Our results of operations will depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the market for switch technology. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards and identifying, developing and successfully marketing new technologies as they emerge. We work with our licensees and OEMs to design solutions specific to their needs and the needs of their customers.

         Our growing international business activities subject us to risks that could reduce the demand for our products and increase our operating expense. In 2001, net revenue from international licensees made up an insignificant portion of our total net revenue. We have been, however, expanding our licensing business with international licensees and expect that net revenue from international licensees will increase. To date, all of our licensing revenue and costs have been denominated in U.S. dollars. It is our expectation that net revenue and costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including:

•	Different technology standards and design requirements;

•	Longer payment cycles for and greater difficulties collecting accounts receivable;

•	Fluctuations in currency exchange rates;

•	Nationalization, expropriation and limitations on repatriation of cash;

•	Social, economic, banking and political risks;

•	Taxation;

•	Changes in U.S. laws and policies affecting trade, foreign investment and loans; and

•	Changes in enforcement of laws protecting intellectual property.

General

         The following discussion should be read in conjunction with our audited consolidated financial statements and associated notes appearing elsewhere in this report.

         We have developed, patented and licensed innovative technologies utilizing a magnetic based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technologies. We believe these patented technologies allow us and our licensees to provide innovative solutions to the design challenges faced by original equipment manufacturers, (“OEMs”), and component suppliers.

         We were incorporated on May 1, 1997, as Total Switch, Inc. (“Total Switch”). In order to establish a market value for our stock to acquire other businesses necessary for our growth, we combined with an inactive, publicly traded company on December 31, 1997, and changed its name to Duraswitch Industries, Inc. (“Duraswitch”). As a result of this transaction, Total Switch became a wholly owned subsidiary of Duraswitch, and Total Switch’s former stockholders acquired a controlling interest in Duraswitch. During 1998, through the acquisition of Aztec Industries, Inc. (“Aztec”), formerly a manufacturer of membrane switches, we commenced operations and designed, manufactured, marketed and distributed integrated electronic control panels developed with our patented technologies.

         During 2000, we started to implement a business model of licensing our technologies rather than manufacturing switches ourselves. During 2001, we completed this transition and expect our future revenue to come from our licensing efforts. As of December 31, 2001, we had 24 licensees, foreign and domestic, and we are continuing our efforts to expand our licensee base worldwide.

         Our research and development expenses are comprised mainly of research and development personnel and occupancy costs. Our selling, general and administrative expenses are comprised mainly of labor costs associated with our sales and administrative salaries, depreciation and amortization, travel costs, advertising and occupancy costs.

         During the second quarter of 2001, we completed the transition to a licensing business model away from switch manufacturing and, as a result, the relationship between net revenue, cost of goods sold and operating expenses reflected in our financial information may not represent future expected financial relationships. Given the early stage of our licensing business model, we do not believe period-to-period comparisons of results of operations are meaningful.

Critical Accounting Policies

         In accordance with recent Securities and Exchange Commission guidance, the material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require management’s judgment are discussed below. As a technology licensing company, we believe our critical accounting policies are those that deal with the value of our patents and goodwill and with our method of recognizing revenue. Information regarding all other significant accounting policies is included in Note 2 of our Notes to the Consolidated Financial Statements.

         Impairment of Long-Lived Assets and Assets to be Disposed of. The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Our intangible assets are primarily our patents and the goodwill associated with the acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. As of December 31, 2001, no assets have been considered to be impaired.

         We evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

         Revenue Recognition. We enter into licensing agreements with our customers. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from Duraswitch. The component cost includes the royalty for the rights to manufacture, assemble and sell patented Duraswitch technologies. In some cases where no components are supplied, we are paid a royalty per switch manufactured.

         We support our licensees with engineering, design, testing, specification materials, training programs, marketing assistance, customer leads, and patent protection. Every licensee has strict qualitative standards to maintain as part of their licensing agreement. Our non-exclusive licensees pay between $0.10 and $0.78 per switch depending on the type of switch and volume.

         The terms of some of our license agreements require prepayment of royalties to Duraswitch. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. Royalties are considered earned when the licensee purchases component parts from Duraswitch or, when component parts are not supplied by Duraswitch, royalties are considered earned when the licensee manufactures a switch utilizing Duraswitch technology. The deferred revenue received from Delphi Automotive Systems LLC, now Delphi Corporation (“Delphi”) in 2000 is being amortized over the initial seven-year term of the exclusive license agreement.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net Revenue:

         We recorded net revenue of $985,312 for the year ended December 31, 2001, compared to $2,318,736 for the year ended December 31, 2000, a decline of $1,333,424. The decline in our net revenue is primarily due to our shift in our business model from switch manufacturing to technology licensing. Accordingly, our licensing revenue for 2001 increased to $835,541 compared to $533,137 in 2000, an increase of $302,404, and our product sales revenue decreased to $147,771 for 2001 compared to $1,785,599 for 2000, a decline of $1,635,828.

         During 2000, we started to implement our new business model of licensing our technologies rather than manufacturing switches ourselves. We have completed this transition and expect almost all of our future revenue to come from our licensing efforts. As of December 31, 2001, we had 24 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to decline as we transitioned into a licensing business model. During the transition, we have referred our switch customers and product sales leads to our licensees. As expected, product revenue have decreased as we completed delivery against our remaining customer purchase orders.

         The shift in our business model from manufacturing to licensing and the addition of licensed manufacturers during the year accounted for the increase in our licensing revenue. Our license agreement with Delphi generated licensing revenue of $411,362 or 49% of our licensing revenue and 42% of our total net revenue for the year ended December 31, 2001 and $277,860 or 52% of our licensing revenue and 12% of our total net revenue for the year ended December 31, 2000. Licensing revenue from Delphi primarily resulted from the amortization of deferred licensing revenue which was received in 2000.

         Product revenue was $149,771 and $1,785,599 for the years ended December 31, 2001 and 2000, respectively, a decline of $1,635,828 resulting from the implementation of our new business model, which called for transitioning away from switch manufacturing. We have referred all of our switch customers to our licensees. Our revenue in 2000 was primarily generated from designing, developing, and producing prototypes of customer switch applications and low volume production runs. Additionally, we had been performing pursuant to a long-term purchase order with Siemens Building Technologies, Inc. This purchase order was completed in the second quarter of 2001 and generated 74% of our product revenue for the year ended December 31, 2001. This project has been transitioned to one of our licensees.

Cost of Goods Sold:

         Cost of goods sold was $256,838 for 2001, compared to $2,054,655 for 2000, a decrease of $1,797,817. The decrease in cost of goods sold reflects our transition from the low-margin business of manufacturing to the high-margin business of licensing. Licensing cost of sales for 2001 was $100,540 compared to $49,666 in 2000, an increase of $50,874 reflecting the growth of our licensing business.

         Product cost of goods sold was $156,298 in 2001 compared to $2,004,989 in 2000, a decline of $1,848,691. The decrease in product cost of goods sold was primarily due to our transition to a licensing business model from a manufacturing model. The decrease in overall cost of goods sold as a percentage of net revenue was primarily due to the higher gross margins we achieved through our licensing agreements and decreased manufacturing costs by utilizing our licensees and subcontractors for manufacturing.

Selling, General and Administrative Expenses:

         Selling, general and administrative expenses were $3,899,652 for 2001, compared to $3,343,605 for 2000, an increase of $566,047. The increase in selling, general and administrative expenses was primarily related to costs associated with the Chairman of the Board’s resignation of his CEO position. Under the terms of his agreement, in the event of resignation, he was entitled to salary and benefits for an 18-month period. As a result, we have recorded a charge of $397,431 in 2001. Costs associated with additional sales and administrative personnel added during 2001 also contributed to the increase.

Research and Development:

         Research and development expenses were $2,773,221 for 2001, compared to $1,716,825 for 2000, an increase of $1,056,396. The increase was primarily attributable to costs related to additional research and development personnel, expanded modeling and testing capabilities and related occupancy costs.

Loss from Operations:

         As a result of the factors described above, the loss from operations was $5,944,399 for 2001, compared to $4,796,349 for 2000, an increase of $1,148,050.

Other Income-Net:

         Other income-net was $554,245 for 2001, compared to $686,472 for 2000, a decline of $132,227. The decrease in other income-net is due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

Net Loss:

         As a result of the factors described above, the net loss was $5,390,154 for 2001, compared to $4,109,877 for 2000, an increase of $1,280,277.

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Net Revenue:

         We recorded net revenue of $2,318,736 for the year ended December 31, 2000, compared to $1,674,174 for the year ended December 31, 1999, an increase of $644,562. Licensing revenue for 2000 was $533,137 compared to $0 in 1999. Our shift in our business model accounted for the increase in our licensing revenue. The license agreement with Delphi generated licensing revenue of $277,860 or 52% of our licensing revenue for the year ended December 31, 2000. Licensing revenue from Delphi primarily resulted from the amortization of deferred licensing revenue which was received in 2000.

         During 2000, product revenue was $1,785,599 compared to $1,674,174 in 1999, an increase of $111,425. Effective March 31, 2000, we resolved the Ericsson Inc. (“Ericsson”) purchase order cancellation discussed in our 1999 10-KSB annual report. This resolution was based on Ericsson’s acknowledgement of financial responsibility for the purchase order dated April 7, 1999, between Ericsson and Duraswitch for the custom design of a compact mode selector/volume control rotary type switch. Ericsson agreed to pay and Duraswitch accepted $340,000 as an equitable resolution. The payment from Ericsson represented 19% of our product revenue for 2000. The remaining change in product revenue was driven by market acceptance of our switches relying on our patented technologies rather than older membrane switch technology and the shift to our new business model of licensing.

Cost of Goods Sold:

         Cost of goods sold was $2,054,655 for 2000, compared to $2,029,208 for 1999, an increase of $25,447. Licensing cost of sales for 2000 was $49,666 compared to $0 in 1999. The increase in licensing cost of sales was due to our transition to a licensing business model, as opposed to a product-based model. 2000 was our initial transition year from manufacturing to licensing.

         Product cost of goods sold was $2,004,989 in 2000 compared to $2,029,208 in 1999, a decline of $24,219. The decrease in cost of goods sold as a percentage of net revenue was primarily due to our transition to a licensing business model from a manufacturing model. The decrease in overall cost of goods sold as a percentage of net revenue was primarily due to the higher gross margins we achieved through our licensing agreements and decreased manufacturing costs by utilizing our licensees and subcontractors for manufacturing.

Selling, General and Administrative Expenses:

         Selling, general and administrative expenses were $3,343,605 for 2000, compared to $2,311,577 for 1999, an increase of $1,032,028. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate expected licensing programs and sales growth, including increased salary costs, occupancy costs and travel costs. Documenting our manufacturing processes, structuring the technology-licensing program and training our licensees all contributed to increased expenses.

Research and Development:

         Research and development expenses were $1,716,825 for 2000, compared to $889,922 for 1999, an increase of $826,903. The increased costs were attributed to hiring additional engineering personnel, engineering consulting services, and additional modeling, occupancy and small tools purchased to continue development, modeling and testing of new product applications.

Loss from Operations:

         As a result of the factors described above, the loss from operations was $4,796,349 for 2000, compared to $3,556,533 for 1999, an increase of $1,239,816.

Other Income-Net:

         Other income-net was $686,472 for 2000, compared to $81,615 for 1999, an increase of $604,857. Additional cash generated from our public offering (August 1999), and the exclusive license fee and equity transactions with Delphi (May and June 2000, respectively) was the primary reason for the increase.

Net Loss:

         As a result of the factors described above, the net loss was $4,109,877 for 2000, compared to $3,474,918 for 1999, an increase of $634,959.

Liquidity and Capital Resources

         Cash and cash equivalents were $12,016,430, $16,445,564 and $5,884,827 on December 31, 2001, 2000 and 1999, respectively. The decrease in the cash and cash equivalents during 2001 is primarily attributable to cash used in operations offset by the proceeds from the stock sales related to the exercise of employee stock options. The increase in cash and cash equivalents during 2000 was primarily due to the exclusive license fee and equity transactions with Delphi.

         Net cash used in operating activities was $4,885,985, $1,206,287 and $3,248,117 for 2001, 2000 and 1999, respectively. In 2001, cash used in operating activities consisted primarily of the net loss and a decrease in deferred licensing revenue which was partially offset by an increase in accrued salaries and benefits, an increase in other non-current liabilities and by depreciation and amortization. In 2000, cash used in operating activities consisted primarily of the net loss, a decrease in accounts payable and accrued salaries and benefits which was partially offset by an increase in deferred licensing revenue, depreciation and amortization and a decrease in inventory. In 1999, cash used by operating activities consisted primarily of the net loss and an increase in inventory which was partially offset by depreciation and amortization and an increase in accrued salaries and benefits.

         Net cash used in investing activities was $670,114, $841,239 and $627,314 in 2001, 2000 and 1999, respectively. Our net cash used in investing activities in 2001 and 2000 consisted primarily of purchases of computer equipment, modeling and test equipment, and an increase in patents. In 1999, cash used in investing activities consisted primarily of purchases of computer equipment, modeling and test equipment and leasehold improvements and a loan to Camplex/Concept W Corporation in anticipation of our acquisition of Camplex, which we subsequently abandoned and received repayment of $60,000 by December 31, 1999.

         Net cash provided by financing activities was $1,126,965, $12,608,263 and $9,616,398 in 2001, 2000 and 1999, respectively. Cash provided by financing activities in 2001 consisted primarily of net proceeds from the sale of stock related to the exercise of employee stock options.

         In 2000, cash provided by financing activities consisted primarily of net proceeds from our equity transactions with Delphi. In May 2000, we received $4.0 million from Delphi in exchange for (a) Delphi’s exclusive right to utilize and manufacture our patented switch technologies for the automotive industry, (b) a warrant to purchase 225,000 shares of our stock and (c) an option to purchase approximately 1.65 million shares of our stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of our common stock, representing approximately 18% of our outstanding shares at that time, for approximately $11.5 million in cash.

         The license agreement with Delphi also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

         In 1999, cash provided by financing activities consisted primarily of the net proceeds from our private stock offering and our public stock offering. On August 26, 1999, we filed a registration statement with the Securities and Exchange Commission to issue 2,000,000 shares of our common stock at $5.00 per share. The offering was concluded after all shares available were sold. The underwriter of the stock offering was Roth Capital Partners (formerly Cruttenden Roth). The net proceeds from the offering were $8,196,312, which is net of $1,803,688 in costs paid by us related to the offering.

         At December 31, 2001, we had approximately $14,890,000 in net operating loss carryforwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carryforwards, which expire in 2011 through 2021.

         The Company has employment and separation agreements with key members of management. These agreements call for a base salary and bonuses based upon the performance of the Company. These agreements also provide for salary and benefits in the event of separation. Effective December 31, 2001, the Chairman of the Board resigned his CEO position and remained as Chairman. His employment agreement provided for salary and benefits in the event of termination or resignation. As such, the company has recorded a charge of $397,431 for the year ended December 31, 2001 to be paid over an 18-month period.

         We have experienced significant operating losses since our inception. We expect that our capital expenditure and working capital requirements in the foreseeable future would increase depending on the rate of our expansion, our operating results, and other adjustments in our operating plan as needed in response to competition or unexpected events. We do not have any current plans to obtain additional financing through the sale of equity or by establishing lines of credit. We believe that cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use derivative financial instruments to manage these risks and does not hold or issue financial instruments for trading purposes.

         We are currently exposed to credit risk on credit extended to our licensees. Based on the credit worthiness of our licensee base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations or cash flows.

         Additionally, we are exposed to some market risk through interest rates related to our investment of cash and cash equivalents of approximately $12 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

         Presently, all of the Company’s receivables and payments are made in U.S. dollars and, consequently, the Company believes it has no foreign currency exchange rate risk. However, in the future, the Company may enter into agreements in foreign currencies that may subject the Company to foreign exchange rate risk. There can be no assurance that the Company’s future efforts to reduce foreign exchange risk will be successful.

Item 8. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Duraswitch Industries, Inc.
Mesa, Arizona

We have audited the accompanying consolidated balance sheets of Duraswitch Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

February 15, 2002

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,016,430	$16,445,564

Accounts receivable (net of allowance for doubtful accounts of $17,500 in 2001 and $20,000 in 2000)	101,934	224,419

Inventory (Note 4)	275,919	250,983

Prepaid expenses and other current assets	186,658	230,995

Total current assets	12,580,941	17,151,961

PROPERTY AND EQUIPMENT – Net (Notes 6 and 8)	1,052,603	903,150

GOODWILL – Net	443,874	516,840

PATENTS – Net	588,272	337,481

OTHER ASSETS	150,459	188,722

TOTAL	$14,816,149	$19,098,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$84,812	$52,469

Accrued salaries and benefits	575,738	321,649

Other accrued expenses and other current liabilities	166,912	224,289

Deferred licensing revenue (Note 7)	458,150	477,880

Current portion of capital leases payable (Note 8)	17,457	46,035

Total current liabilities	1,303,069	1,122,322

LONG-TERM LIABILITIES:

Capital leases payable (Note 8)	26,323	43,780

Other non-current liabilities (Note 13)	181,240	—

Deferred licensing revenue — long-term (Note 7)	1,773,981	2,183,362

Total long-term liabilities	1,981,544	2,227,142

Total liabilities	3,284,613	3,349,464

COMMITMENTS AND CONTINGENCIES (Notes 3 and 13)

STOCKHOLDERS’ EQUITY (Notes 9 and 10):

Common stock, $.001 par value, 40,000,000 shares authorized in 2001 and 2000, 9,528,695 and 9,266,696 shares issued and outstanding in 2001 and 2000, respectively	9,529	9,267

Preferred stock, Series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2001 and 2000	—	—

Additional paid-in capital	27,285,470	26,112,732

Accumulated deficit	(15,763,463)	(10,373,309)

Total stockholders’ equity	11,531,536	15,748,690

TOTAL	$14,816,149	$19,098,154

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

NET REVENUE (Note 3):

Licensing (Note 7)	$835,541	$533,137	$—

Product	149,771	1,785,599	1,674,174

Total net revenue	985,312	2,318,736	1,674,174

COST OF GOODS SOLD:

Licensing	100,540	49,666	—

Product	156,298	2,004,989	2,029,208

Total cost of goods sold	256,838	2,054,655	2,029,208

Gross profit (loss)	728,474	264,081	(355,034)

OPERATING EXPENSES:

Selling, general and administrative (Note 13)	3,899,652	3,343,605	2,311,577

Research and development	2,773,221	1,716,825	889,922

Total operating expenses	6,672,873	5,060,430	3,201,499

LOSS FROM OPERATIONS	(5,944,399)	(4,796,349)	(3,556,533)

OTHER INCOME – Net	554,245	686,472	81,615

NET LOSS	$(5,390,154)	$(4,109,877)	$(3,474,918)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.57)	$(0.49)	$(0.58)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,443,313	8,435,856	6,033,767

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

			Series A			Additional
	Common Stock		Preferred Stock		Note	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total

BALANCE, JANUARY 1, 1999	4,911,250	$4,911	—	$—	$—	$3,535,878	$(2,788,514)	$752,275

Net proceeds from sale of common stock for cash in private offering	305,992	306				955,280		955,586

Net proceeds from sale of common stock for cash in public offering	2,000,000	2,000				8,194,312		8,196,312

Stock warrants exercised	275,685	276			(147,263)	565,995		419,008

Issuance of stock for services	2,667	3				8,497		8,500

Compensation expense from stock options						13,965		13,965

Net loss							(3,474,918)	(3,474,918)

BALANCE, DECEMBER 31, 1999	7,495,594	7,496	—	—	(147,263)	13,273,927	(6,263,432)	6,870,728

Issuance of option to purchase stock for cash (Notes 7 and 9)						688,132		688,132

Issuance of warrant to purchase stock for cash (Notes 7 and 9)						446,206		446,206

Stock option exercised (Notes 7 and 9)	1,651,846	1,652				11,499,510		11,501,162

Employee stock options exercised	76,386	76				119,993		120,069

Stock warrants exercised	42,870	43				84,964		85,007

Cash received from note receivable					147,263			147,263

Net loss							(4,109,877)	(4,109,877)

BALANCE, DECEMBER 31, 2000	9,266,696	9,267	—	—	—	26,112,732	(10,373,309)	15,748,690

Employee stock options exercised	261,999	262				1,172,738		1,173,000

Net loss							(5,390,154)	(5,390,154)

BALANCE, DECEMBER 31, 2001	9,528,695	$9,529	—	$—	$—	$27,285,470	$(15,763,463)	$11,531,536

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,390,154)	$(4,109,877)	$(3,474,918)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	418,546	294,023	223,788

Loss on disposal of equipment	2,552	4,792	(11,640)

Stock option compensation expense	—	—	13,965

Issuance of stock for services	—	—	8,500

Bad debt expense	—	—	30,654

Changes in operating assets and liabilities:

Accounts receivable	122,485	13,974	(132,969)

Inventory	(24,936)	285,511	(300,927)

Prepaid expenses and other current assets	4,338	(21,618)	(92,737)

Accounts payable	32,343	(190,082)	21,308

Accrued salaries and benefits	254,089	(140,365)	310,068

Other accrued expenses and other current liabilities	(57,377)	(3,887)	156,791

Other non-current liabilities	181,240	—	—

Deferred licensing revenue	(429,111)	2,661,242	—

Net cash used in operating activities	(4,885,985)	(1,206,287)	(3,248,117)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in patents	(283,464)	(185,102)	(34,232)

Decrease (increase) in other assets	14,838	(164,425)	(24,297)

Advance to Camplex	—	—	(150,000)

Repayment of (payment of) advance to employee	40,000	(40,000)	—

Proceeds from Camplex	—	31,578	60,000

Proceeds from sale of equipment	7,000	—	12,500

Purchases of property and equipment	(448,488)	(483,290)	(491,285)

Net cash used in investing activities	(670,114)	(841,239)	(627,314)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of stock	1,173,000	11,706,238	9,395,906

Proceeds from issuance of note payable	—	—	550,000

Payment received on note receivable	—	147,263	—

Proceeds from sale of warrant & option	—	1,134,338	—

Principal payments on notes payable and capital leases	(46,035)	(304,576)	(364,227)

Repayment of loans from officers	—	—	(40,281)

Net borrowings (repayments) on line of credit	—	(75,000)	75,000

Net cash provided by financing activities	1,126,965	12,608,263	9,616,398

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,429,134)	10,560,737	5,740,967

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,445,564	5,884,827	143,860

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,016,430	$16,445,564	$5,884,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid for interest	$12,169	$39,347	$76,985

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Acquisition of equipment through capital lease	—	34,800	57,873

Reduction of debt in connection with exercise of warrants	—	—	175,000

Note receivable in connection with exercise of warrants	—	—	147,263

Services received in exchange for reduction of advance to Camplex	—	10,000	48,422

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS

         Duraswitch Industries, Inc. (the “Company”) engineers, markets and licenses electronic switch technologies used to operate or control products in a wide variety of commercial and consumer applications. The Company is building domestic and foreign patent protection for its technologies and is entering into license agreements with switch manufacturers and OEMs worldwide to achieve widespread distribution of its technologies. During 2000, Duraswitch started to implement its new business model of licensing its technologies rather than manufacturing switches. The Company has completed this transition and expects almost all of its future revenue to come from its licensing efforts. Licensing royalties are based on licensed manufacturers’ use of the Company’s intellectual property for electronic switch applications on a per switch basis.

         The Company has experienced significant operating losses since its inception. The Company raised approximately $8.2 million, net, from its public offering in August 1999. In May 2000, the Company received $4.0 million from Delphi Automotive Systems LLC, now Delphi Corporation (“Delphi”), for the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry, a warrant to purchase 225,000 shares of stock and a short-term option to purchase approximately 1.65 million shares of common stock. In June 2000, Delphi exercised this option to purchase approximately 1.65 million shares of the Company’s common stock, representing approximately 18% of the Company’s outstanding shares, for approximately $11.5 million in cash. Management believes the Company will be able to meet the Company’s presently projected cash and working capital requirements for at least the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company’s ability to increase revenue, control expenditures, and become profitable.

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

         Principles of Consolidation – All material intercompany balances and transitions have been eliminated in consolidation.

         Cash Equivalents – The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

         Inventory is carried at the lower of cost, determined using the FIFO (“first-in, first-out”) method, or market.

         Property and Equipment – Depreciation is computed using the straight-line method over the useful lives of the related assets as follows:

Computer software	3 years

Computer equipment	5 years

Other machinery and equipment	5 years

Office furniture and fixtures	7 years

         Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the lease.

         Patents are reported at cost and are amortized using the straight-line method over the estimated life of twenty years. Patents are reported net of accumulated amortization of $103,722 and $71,049 at December 31, 2001 and 2000, respectively.

         Goodwill is recorded at cost and is being amortized on a straight-line basis over ten years. Goodwill is recorded net of accumulated amortization of $285,782 and $212,816 at December 31, 2001 and 2000 respectively.

         Revenue Recognition – We enter into licensing agreements with our customers. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from Duraswitch. The component cost includes the royalty for the rights to manufacture, assemble and sell patented Duraswitch technologies. In some cases where no components are supplied, we are paid a royalty per switch manufactured. We support our licensees with engineering, design, testing, specification materials, training programs, marketing assistance, customer leads, and patent protection. Every licensee has strict qualitative standards to maintain as part of their licensing agreement. Our non-exclusive licensees pay between $0.10 and $0.78 per switch depending on the type of switch and volume. The terms of some of our license agreements require prepayment of royalties to Duraswitch. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. Royalties are considered earned when the licensee purchases component parts from Duraswitch or, when component parts are not supplied by Duraswitch, royalties are considered earned when the licensee manufactures a switch utilizing Duraswitch technology. The deferred revenue received from Delphi in 2000 is being amortized over the initial seven-year term of the exclusive license agreement.

         Income Taxes – Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.

         Loss Per Common Share – Basic earnings or loss per share is computed by dividing the loss attributable to the stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of – The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         We evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

         Fair Value of Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of notes payable and capital leases approximate the carrying value of these instruments because the terms are similar to those in the market place under which they could be replaced.

         New Accounting Standards – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard is effective for the Company’s fiscal year beginning January 1, 2002. Management does not expect the adoption of these standards to have a material effect on the Company’s financial position or results of operation. Total goodwill amortization was $72,966 in 2001, 2000 and 1999.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value for long-lived assets to be held and used or fair value less cost to sell for long-lived assets to be disposed of, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company’s fiscal year beginning January 1, 2002. Management does not expect the adoption of this standard to have a material effect on the Company’s financial position or results of operations.

         Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications – Certain reclassifications were made to the 2000 and 1999 amounts to conform to the 2001 presentation.

3.      CONCENTRATIONS

         The Company maintained its cash and cash equivalents in three financial institutions at December 31, 2001. At December 31, 2001, the Company maintained cash and cash equivalents at financial institutions in excess of federal depository insurance.

         In 2001, Delphi represented 42 percent of net revenue and Siemens Cerberus represented 11 percent of net revenue. In 2000, Delphi represented 12 percent of net revenue and Ericsson, Inc. represented 19 percent of net revenue. In 1999, no customer exceeded 10 percent of net revenue. Net revenue from Delphi resulted primarily from amortization of deferred licensing revenue which was received in 2000.

4.      INVENTORY

         Inventory consists of the following at December 31:

	2001	2000

Raw materials	$263,987	$179,130

Work in process	31,924	77,088

Finished goods	12,708	14,765

Less reserve for obsolete inventory	(32,700)	(20,000)

Total inventory	$275,919	$250,983

         The Company recorded a charge of $12,700 to increase the reserve for obsolete inventory in 2001. No charge was recorded in 2000 or 1999.

5.      LOAN TO CAMPLEX

         During the first six months of 1999, the Company advanced $150,000 to Camplex/Concept W Corporation (“Camplex”), an entity that the Company had considered as a possible acquisition candidate. On May 14, 1999, the Company determined that it would not acquire Camplex. The $150,000 unsecured loan to Camplex was due December 31, 2000 and bore interest at 9 percent per annum. During 1999, the Company received partial cash payments and services performed by Camplex, which reduced the amount owed by Camplex. At December 31, 1999, the outstanding balance was $41,578. During 2000, Camplex repaid this loan in full through services rendered by Camplex and cash payments by Camplex.

6.      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

	2001	2000

Computer equipment and software	$669,207	$487,508

Other machinery and equipment	660,648	452,057

Leasehold improvements	294,314	251,597

Office furniture and fixtures	113,151	110,823

Total	1,737,320	1,301,985

Less accumulated depreciation	(684,717)	(398,835)

Property & equipment – net	$1,052,603	$903,150

7.      DEFERRED LICENSING REVENUE

         In April 2000, the Company entered into a license agreement with Delphi that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012 either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

         The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment totaling $2,865,662 was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

         The licensing agreement with Delphi generated licensing revenue of $411,362 and $277,860 for the years ended December 31, 2001 and 2000, respectively, which primarily resulted from the amortization of deferred revenue which was received in 2000.

8.      CAPITAL LEASES

         The Company has capital leases for property and equipment with a gross value of $182,680 and a net book value of $64,967 at December 31, 2001. The amortization of fixed assets acquired with capital leases is included in depreciation expense. At December 31, 2001, the present values of future minimum capital lease payments are as follows:

2002	$22,924

2003	20,825

2004	8,766

Total	52,515

Less interest at rates ranging from 13% to 24%	8,735

Present value of minimum capital lease obligations	43,780

Less current portion of capital lease obligations	17,457

Long-term portion of capital lease obligations	$26,323

9.      STOCKHOLDERS’ EQUITY

         Common Stock – The Company sold 2,000,000 shares of common stock for net proceeds of $8,196,312 in its 1999 public offering. On April 20, 2000, the Company sold a short-term option to Delphi to purchase 1,651,846 shares of non-registered common stock at $7.00 per share (Note 7). On June 19, 2000, Delphi exercised this purchase option to acquire 1,651,846 shares of common stock at $7.00 per share, representing approximately 18 percent of outstanding shares.

         Series A Convertible Preferred Stock – As of December 31, 2001, no preferred stock is outstanding. The Series A convertible preferred stock is convertible into common stock at a rate of one for one and has the same voting rights as the common stock. Dividends accumulate as declared by the Board of Directors and none have been declared. Preferred stockholders would have preferences in the event of liquidation and would receive dividends prior to common stockholders if dividends were declared.

         Warrants – On March 1, 1999, the Company sold to two stockholders warrants to purchase 23,530 shares of common stock at a price of $3.19 per share. The stockholders purchased these warrants for $5,000. The warrants were exercised on June 30, 1999 for a $75,000 reduction in principal of promissory notes executed with the Company on April 30, 1999.

         On April 30, 1999, a shareholder exercised warrants to purchase 252,155 shares of common stock at a price of $1.98 per share. As payment for the exercise price, the shareholder paid approximately $250,000 in cash, agreed to cancel our $100,000 loan and executed a note payable to us in the amount of $147,263. This note bore interest at 8 percent per annum and was payable

December 31, 1999. On December 30, 1999, the Company agreed to extend the due date to March 1, 2000. On February 24, 2000, this note was paid in full.

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

         A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range

Balance, January 1, 1999	342,084	$1.98 - $3.19

Issued	223,530	$3.19 - $8.25

Exercised	(275,685)	$1.98 - $3.19

Balance, December 31, 1999	289,929	$1.98 - $8.25

Issued	225,000	$7.00

Exercised	(42,870)	$1.98

Balance, December 31, 2000	472,059	$3.19 - $8.25

Issued	—

Exercised	—

Balance, December 31, 2001	472,059	$3.19 - $8.25

         Common Stock Reverse Split – Effective August 16, 1999, the Company’s Board of Directors declared a 1 for 4.25 reverse stock split for all common shares outstanding, which became effective August 19, 1999. All references in the financial statements to number of shares, per share amounts and stock option data of the Company’s common stock have been restated to reflect the effect of the reverse stock split.

10.   STOCK OPTION PLANS

         Effective May 1, 1997, the Board of Directors approved a stock option plan (“1997 Option Plan”). This plan provides for the granting of incentive and nonqualified stock options to officers, directors and employees of the Company. The plan also provides for the granting of nonqualified stock options to any director, consultant or other individual whose participation the Board of Directors determines to be in the best interest of the Company. The number of shares authorized for options under the 1997 Option Plan is 823,535.

         The Company’s 1999 Stock Option Plan (the “1999 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on March 8, 1999. The number of shares of common stock authorized subject to options under the 1999 Option Plan is 235,294 shares.

         The Company’s 2000 Stock Option Plan (the “2000 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on June 19, 2000. The number of shares of common stock authorized subject to options under the 2000 Option Plan is 250,000 shares.

         The Company accounts for the fair value of the options issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The compensation cost that has been charged against income for 2001, 2000 and 1999 for the plan options is $0, $0 and $13,965, respectively. Options granted to non-employees were for services performed such as engineering, consulting and public relations.

         As permitted by SFAS No. 123, the Company has elected to continue to measure cost for its stock-based compensation plans with employees and Directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized, as the option prices are equal to or greater than fair market value of the stock on the grant dates. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 4 percent, 6.5 percent, and 5 percent for options granted in 2001, 2000 and 1999, respectively, an expected life of three years, an expected volatility rate of 56 percent, 48 percent, and 45 percent for options granted in 2001, 2000 and 1999, respectively, and an expected dividend rate of zero percent. Had compensation for the Company’s stock options granted to employees been determined based upon the fair value at the grant date for awards consistent with a methodology prescribed in SFAS No. 123, the Company’s net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

	2001	2000	1999

Net loss:

As reported	$(5,390,154)	$(4,109,877)	$(3,474,918)

Pro forma	(6,024,817)	(4,592,995)	(3,673,313)

Basic and diluted net loss per share:

As reported	(0.57)	(0.49)	(0.58)

Pro forma	(0.64)	(0.54)	(0.61)

         Options granted under all plans expire up to ten years from the date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.

         A summary of changes in stock options is as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price

Balance, January 1, 1999	733,530	$11.60

Granted	173,139	$4.01

Exercised	—	$—

Expired or terminated	(3,523)	$3.47

Balance, December 31, 1999	903,146	$10.17

Granted	170,976	$6.48

Exercised	(76,386)	$1.57

Expired or terminated	(23,944)	$13.50

Balance, December 31, 2000	973,792	$10.13

Granted	131,100	$10.55

Exercised	(261,999)	$4.50

Expired or terminated	(31,194)	$15.62

Balance, December 31, 2001	811,699	$11.80

	2001	2000	1999

Exercisable at the end of the year	786,699	872,851	620,914

Weighted average fair value of options granted during the year	$4.29	$2.52	$0.99

         A summary of options outstanding and exercisable as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Options	Remaining Contractual	Average	Options	Average
Range of Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 0.02 - $ 1.32	8,696	5.7	$1.31	8,696	$1.31

$ 3.13 - $ 3.50	20,200	7.8	$3.33	20,200	$3.33

$ 6.00 - $10.85	528,915	7.8	$7.50	503,915	$7.49

$13.01 - $22.31	253,888	6.1	$21.81	253,888	$21.81

$ 0.02 - $22.31	811,699	7.2	$11.80	786,699	$11.94

11.   INCOME TAXES

         Net deferred tax assets consist of the following at December 31:

	2001	2000

Deferred tax assets:

Operating loss carryforwards	$5,955,008	$2,517,856

Deferred licensing revenue	892,853	1,064,497

Research and development credits	190,090	78,000

Other	261,062	95,325

Total	7,299,013	3,755,678

Less valuation allowance	(6,977,284)	(3,540,441)

Total	321,729	215,237

Deferred tax liabilities:

Patents	(247,861)	(132,345)

Other	(73,868)	(82,892)

Total	$—	$—

         During the years ended December 31, 2001, 2000 and 1999, the Company increased the valuation allowance by $3,436,843, $1,083,000 and $1,301,000, respectively, against deferred tax assets. The increase in the valuation allowance recorded in 2001 includes $1,121,965 for net operating loss carryforwards related to stock compensation. The benefit of the utilization of these net operating loss carryforwards would be recorded as a credit to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

         The Company’s net operating loss carryforwards of approximately $14,890,000 for federal and state income tax purposes expire in 2011 through 2021.

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2001, 2000 and 1999 due to the following:

	2001	2000	1999

Benefit calculated at statutory rate	$1,832,652	$1,397,358	$1,181,472

Increase (decrease) in income resulting from:

State income taxes, net	323,409	246,593	208,495

Permanent differences	159,290	(560,951)	(88,967)

Valuation allowance	(2,315,352)	(1,083,000)	(1,301,000)

Total	$—	$—	$—

12.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year:

	2001 - Quarter Ended,

	December 31	September 30	June 30	March 31

Net revenue	$297,837	$228,681	$197,218	$261,576

Gross profit	236,850	202,164	148,300	141,160

Net loss	(1,871,456)	(1,292,302)	(1,286,728)	(939,668)

Net loss per common share, basic and diluted (1)	$(0.20)	$(0.14)	$(0.14)	$(0.10)

	2000 - Quarter Ended,

	December 31	September 30	June 30	March 31

Net revenue	$486,581	$602,371	$504,933	$724,851

Gross profit (loss)	89,835	172,975	65,794	(64,523)

Net loss	(1,227,755)	(796,050)	(1,051,380)	(1,034,692)

Net loss per common share, basic and diluted (1)	$(0.13)	$(0.09)	$(0.14)	$(0.14)

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share may not equal the annual amounts reported

13.   COMMITMENTS

         Management Services Agreement – The Company has a management services agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technologies. This agreement remains in effect until the expiration of the last patent, which may be issued on the switch technologies. During 2001, 2000 and 1999, the Company paid approximately $9,200, $67,000 and $8,900, respectively, under this agreement.

         Employment and Separation Agreements – The Company has employment and separation agreements with key members of management. These agreements call for a base salary and bonuses based upon the performance of the Company. These agreements also provide for salary and benefits in the event of separation.

         Effective December 31, 2001, the Chairman of the Board resigned his CEO position and remained as Chairman. His employment agreement provided for salary and benefits in the event of termination or resignation. As such, the company has recorded a charge of $397,431 for the year ended December 31, 2001 to be paid over an 18-month period.

         Lease Agreements – Rent expense for the periods ended December 31, 2001, 2000 and 1999 approximated $199,000, $199,000 and $187,000, respectively. Future minimum rental payments are as follows:

2002	$211,829

2003	222,094

Total	$433,923

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Part III

         The information required to be presented in Item 10. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Item 13. Certain Relationships and Related Transactions of Part III of this report is hereby incorporated by reference from our definitive Proxy Statement for our 2002 Annual Meeting to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 14. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

See attached exhibit list.

(b)	Reports on Form 8-K.

None.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duraswitch Industries, Inc.

Dated: March 22, 2002	By:	/s/ R. Terren Dunlap R. Terren Dunlap, Chairman of the Board

Dated: March 22, 2002	By:	/s/ Robert J. Brilon Robert J. Brilon, President, Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary

Dated: March 22, 2002	By:	/s/ Anthony J. Van Zeeland Anthony J. Van Zeeland, Director & Chief Operating Officer

Dated: March 22, 2002	By:	/s/ Michael A. Van Zeeland Michael A. Van Zeeland, Director

Dated: March 22, 2002	By:	/s/ John W. Hail John W. Hail, Director

Dated: March 22, 2002	By:	/s/ William E. Peelle William E. Peelle, Director

Dated: March 22, 2002	By:	/s/ Lothar J. Veeser Lothar J. Veeser, Director

Exhibit Index

Exhibit.		Incorporated by
No.	Description	Reference to:	Filed Herewith:

3.1	Amended and Restated Articles of Incorporation	Form SB-2 filed with the SEC on August 26, 1999

3.2	Amended and Restated Bylaws	Form 10-KSB filed with SEC on March 30, 2001

4.1	Articles 3, 4, 5, and 7 of the Amended and Restated Articles of Incorporation of Duraswitch Industries, Inc. (included in Exhibit 3.1)	Form SB-2 filed with the SEC on August 26, 1999

4.2	Articles II, III, and VII of the Amended and Restated Bylaws of Duraswitch Industries, Inc. (included in Exhibit 3.2)	Form 10-KSB filed with SEC on March 30, 2001

4.3	Specimen Common Stock Certificate	Form SB-2 filed with the SEC on August 26, 1999

10.1	Employment and Separation Agreement dated May 1, 1997 by and between Duraswitch Industries, Inc. and R. Terren Dunlap	Form SB-2 filed with the SEC on August 26, 1999

10.1.1	July 30, 1999 Amendment to R. Terren Dunlap Employment and Separation Agreement	Form SB-2 filed with the SEC on August 26, 1999

10.2	Employment and Separation Agreement dated May 1, 1997 by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland	Form SB-2 filed with the SEC on August 26, 1999

10.2.1	July 30, 1999 Amendment to Anthony J. Van Zeeland Employment and Separation Agreement	Form SB-2 filed with the SEC on August 26, 1999

10.3	Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and J. Thomas Webb	Form SB-2 filed with the SEC on August 26, 1999

10.4	Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon	Form SB-2 filed with the SEC on August 26, 1999

Exhibit.		Incorporated by
No.	Description	Reference to:	Filed Herewith:

10.4.1	Addendum #1 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc.	Form 10-KSB filed with the SEC on March 30, 2000

and Robert J. Brilon

10.5	1997 Stock Option Plan	Form SB-2 filed with the SEC on August 26, 1999

10.6	Form of Grant Letter pursuant to 1997 Stock Option Plan	Form SB-2 filed with the SEC on August 26, 1999

10.7	1999 Stock Option Plan	Form SB-2 filed with the SEC on August 26, 1999

10.8	Form of Representative’s Warrants	Form SB-2 filed with the SEC on August 26, 1999

10.9	Standard Sublease dated October 15, 1998, as amended February 2, 1999, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc.	Form SB-2 filed with the SEC on August 26, 1999

10.10	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC	Form SB-2 filed with the SEC on August 26, 1999

10.11	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter dated May 1, 1997 by and between Total Switch, Inc. and Anthony J. Van Zeeland	Form SB-2 filed with the SEC on August 26, 1999

10.12	Licensing Agreement between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. dated April 20, 2000	Form 8-K filed with the SEC on April 26, 2000

10.13	2000 Stock Option Plan	Proxy Statement filed with the SEC on May 12, 2000

10.14	2000 Stock Option Plan Amendment		X

23.1	Consent of Deloitte & Touche		X