Form 10-Q
period 2002-03-31
DURASWITCH INDUSTRIES INC
filed 2002-05-01
CIK 1054070

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________________ to ___________________

Commission file number: 001-15069

Duraswitch Industries, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0308867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

234 S. Extension Road
Mesa, Arizona 85210

(Address of Principal Executive Offices)
(480) 586-3300
(Issuer’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,531,695 shares of common stock outstanding as of April 26, 2002.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$10,521,325	$12,016,430

Accounts receivable (net of allowance for doubtful accounts of $7,500 in 2002 and $17,500 in 2001)	109,866	101,934

Inventory	281,117	275,919

Prepaid expenses and other current assets	214,769	186,658

Total current assets	11,127,077	12,580,941

PROPERTY AND EQUIPMENT — Net	984,999	1,052,603

GOODWILL — Net	443,874	443,874

PATENTS — Net	636,563	588,272

OTHER ASSETS	142,002	150,459

TOTAL ASSETS	$13,334,515	$14,816,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$55,800	$84,812

Accrued salaries and benefits	514,477	575,738

Other accrued expenses and other current liabilities	175,755	166,912

Deferred licensing revenue (Note 2)	465,714	458,150

Current portion of capital leases payable	16,056	17,457

Total current liabilities	1,227,802	1,303,069

LONG-TERM LIABILITIES:

Capital leases payable	22,126	26,323

Other non-current liabilities	155,468	181,240

Deferred licensing revenue — long-term (Note 2)	1,671,636	1,773,981

Total long-term liabilities	1,849,230	1,981,544

Total liabilities	3,077,032	3,284,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.001 par value, 40,000,000 shares authorized in 2002 and 2001, 9,531,695 and 9,528,695 shares issued and outstanding in 2002 and 2001, respectively	9,532	9,529

Preferred stock, series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2002 and 2001	—	—

Additional paid-in capital	27,304,227	27,285,470

Accumulated deficit	(17,056,276)	(15,763,463)

Total stockholders’ equity	10,257,483	11,531,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,334,515	$14,816,149

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

NET REVENUE:

Licensing	$184,932	$182,469

Product	24,675	79,107

Total net revenue	209,607	261,576

COST OF GOODS SOLD:

Licensing	16,024	28,652

Product	—	91,764

Total cost of goods sold	16,024	120,416

Gross profit	193,583	141,160

OPERATING EXPENSES:

Selling, general and administrative	818,813	782,567

Research and development	717,397	506,486

Total operating expenses	1,536,210	1,289,053

LOSS FROM OPERATIONS	(1,342,627)	(1,147,893)

OTHER INCOME — Net	49,814	208,225

NET LOSS	$(1,292,813)	$(939,668)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.14)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,529,617	9,297,703

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,292,813)	$(939,668)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	101,405	91,057

Bad debt expense	6,500	—

Changes in operating assets and liabilities:

Accounts receivable	(14,432)	140,286

Inventory	(5,198)	(59,955)

Prepaid expenses and other current assets	(28,111)	(30,977)

Accounts payable	(29,012)	21,093

Accrued salaries and benefits	(61,261)	(39,334)

Other accrued expenses and other current liabilities	8,843	(69,393)

Other non-current liabilities	(25,772)	—

Deferred licensing revenue	(94,781)	(92,195)

Net cash used in operating activities	(1,434,632)	(979,086)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in patents	(57,005)	(71,618)

Decrease in other assets	2,600	2,878

Purchases of property and equipment	(19,230)	(65,242)

Net cash used in investing activities	(73,635)	(133,982)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of stock	18,760	232,037

Principal payments on notes payable and capital leases	(5,598)	(9,505)

Net cash provided by financing activities	13,162	222,532

DECREASE IN CASH AND CASH EQUIVALENTS	(1,495,105)	(890,536)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,016,430	16,445,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,521,325	$15,555,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,708	$4,181

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in our annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of Duraswitch Industries, Inc. (the “Company”), these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2. DEFERRED LICENSING REVENUE

         In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

         The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment, totaling $2,865,662, was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

         The current portion of deferred licensing revenue includes the revenue to be recognized in the next twelve months related to the Delphi nonrefundable payment and royalty prepayments by other licensees that have been deferred until such royalties are earned under the licensing agreements.

3. NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company’s fiscal year beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations. Total goodwill amortization for the three months ended March 31, 2001 was $18,242. Accordingly, the net loss for the three months ended March 31, 2001, assuming non-amortization of goodwill, would have been $921,426. There would have been no change to basic or diluted net loss per share amounts.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value for long-lived assets to be held and used or fair value less cost to sell for long-lived assets to be disposed of, whether reported in continuing operations or in discontinued operations. The standard became effective for the Company’s fiscal year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Critical Accounting Policies

         In accordance with recent Securities and Exchange Commission guidance, the material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require management’s judgment are discussed below. As a technology licensing company, we believe our critical accounting policies are those that deal with our method of recognizing revenue and with the value of our patents and goodwill.

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

         We support licensees with engineering, design, testing, specification materials, training programs, marketing assistance, customer leads and patent protection. Every licensee has strict qualitative standards to maintain as part of their licensing agreement. Our non-exclusive licensees pay between $0.10 and $0.78 per switch depending on the type of switch and volume.

         The terms of some of our license agreements require prepayment of royalties to Duraswitch. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. Royalties are considered earned when the licensee purchases component parts from Duraswitch or, when component parts are not supplied by Duraswitch, royalties are considered earned when the licensee manufactures a switch utilizing Duraswitch technology. The deferred revenue received from Delphi Corporation (“Delphi”) (see Note 2 of Notes to Consolidated Financial Statements), in 2000 is being amortized over the initial seven-year term of the exclusive license agreement.

         Impairment or Disposal of Long-Lived Assets – We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and the goodwill associated with the acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

         We evaluate the recoverability of property and equipment and intangibles (excluding goodwill) not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to carrying value. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future case flows using a discount rate commensurate with the risks involved.

         We evaluate goodwill for impairment by comparing the estimated fair value of the Company, which is the only reporting unit, with its carrying value, including goodwill. The estimated fair value is based on the best information available under the circumstances, including quoted market prices in stock markets, valuation techniques based on earnings, or independent valuations. If the fair value of the Company exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the Company exceeds its fair value, the fair value of the goodwill is calculated, and the excess of the carrying value of the goodwill over its fair value is recorded as an impairment loss. To determine the fair value of the Company’s goodwill, the fair value of the Company is allocated to all of its assets and liabilities, and any excess of fair value of the Company over the fair value of its assets and liabilities is the estimated fair value of goodwill.

Results of Operations

Net Revenue:

         We recorded net revenue of $209,607 for the three months ended March 31, 2002, compared to $261,576 for the three months ended March 31, 2001, a decline of $51,969. The decline in our net revenue is due to our shift in our business model from switch manufacturing to technology licensing. Accordingly, while our licensing revenue for 2002 increased to $184,932 compared to $182,469 in 2001, an increase of $2,463, our product sales revenue decreased to $24,675 for 2002 compared to $79,107 for 2001, a decline of $54,432.

         During 2000, we started to implement our new business model of licensing our technologies rather than manufacturing switches ourselves. We have completed this transition and expect almost all of our future revenues to come from our licensing efforts. As of March 31, 2002, we had 24 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to initially decline as we transitioned into a licensing business model. During the transition, we referred our switch customers and product sales leads to our licensees. As expected, revenue from manufacturing switches steadily declined since we began this transition. We have completed delivery against our remaining customer purchase orders.

         Licensing revenue was $184,932 for the three months ended March 31, 2002, which was a small increase from the $182,469 licensing revenues for the three months ended March 31, 2001. Of our licensing revenue for the first quarter of 2002, $102,345 or 55% of total licensing revenue and 49% of total revenue was generated from the recognition of revenue from our seven-year license agreement with Delphi. For the first quarter of 2001, $102,425 or 56% of licensing revenue and 39% of total revenue was generated from the Delphi license agreement.

         Product revenue was $24,675 for the three months ended March 31, 2002, compared to $79,107 for the three months ended March 31, 2001, a decline of $54,432 resulting from the implementation of our new business model, which called for transitioning away from switch manufacturing. By the end of the 2001 fiscal year, we had completed our transition away from manufacturing. The $24,675 of product revenue for the first quarter of 2002 arose from an agreement with a customer for engineering services that we had provided in prior periods. We have either completed or transitioned all of our manufacturing projects to our licensees and have referred our switch customers to our licensees. We do not expect to have any significant product revenue in the future.

Cost of Goods Sold:

         Total cost of goods sold was $16,024 for the three months ended March 31, 2002, compared to $120,416 for the three months ended March 31, 2001, a decline of $104,392. During 2002, licensing cost of goods sold was $16,024 compared to $28,652 for the three months ended March 31, 2001, a decline of $12,628. The decrease in licensing cost of goods sold for the three months ended March 31, 2002 was due to a decrease in sales of materials which have a higher cost of goods sold than royalty revenue. There were no product cost of goods sold for the three months ended March 31, 2002, a decline of $91,764 compared to the three months ended March 31, 2001. The decline in product cost of goods sold was due to the completion of our transition to a licensing business model from a product-based business model.

Selling, General and Administrative Expenses:

         Selling, general and administrative expenses were $818,813 for the three months ended March 31, 2002, compared to $782,567 for the three months ended March 31, 2001, an increase of $36,246. The increase in selling, general and administrative expenses was directly related to building an infrastructure to accommodate our licensing programs and the costs related to the addition of eight licensees since the beginning of the first quarter of 2001. The increase was primarily due to increased costs related to additional sales personnel.

Research and Development:

         Research and development expenses were $717,397 for the three months ended March 31, 2002, compared to $506,486 for the three months ended March 31, 2001, an increase of $210,911. The increase was primarily attributable to costs related to additional research and development personnel, expanded modeling and testing capabilities and related occupancy costs.

Loss from Operations:

         As a result of the factors described above, loss from operations was $1,342,627 for the three months ended March 31, 2002 compared to $1,147,893 for the three months ended March 31, 2001.

Other Income – Net:

         Other income – net was $49,814 for the three months ended March 31, 2002, compared to $208,225 for the three months ended March 31, 2001, a decline of $158,411. The decrease in other income – net is due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

Net Loss:

         The increase in the net loss to $1,292,813 for the three months ended March 31, 2002 from $939,668 for the three months ended March 31, 2001 was primarily a result of increased research and development expenses and the decrease in investment income.

Liquidity and Capital Resources

         Cash and cash equivalents on March 31, 2002 were $10,521,325 compared to $12,016,430 on December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to cash used in operations.

         Net cash used in operating activities was $1,434,632 for the three months ended March 31, 2002. The net use of cash was primarily attributable to the net loss.

         Net cash used in investing activities was $73,635 for the three months ended March 31, 2002. The net cash used in investing activities relates primarily to investment in patents and purchases of property and equipment.

         Net cash provided by financing activities was $13,162 for the three months ended March 31, 2002 and relates primarily to the proceeds from the stock sales related to the exercise of employee stock options.

         At December 31, 2001, we had approximately $14,890,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards which expire in 2011 through 2021.

         We have experienced significant operating losses since our inception. We expect that our capital expenditures and working capital requirements in the foreseeable future would increase depending on the rate of our expansion, our operating results, and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We do not have any current plans to obtain additional financing through the sale of equity or by establishing lines of credit. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use derivative financial instruments to manage these risks and do not hold or issue financial instruments for trading purposes.

         We are currently exposed to credit risk on credit extended to our licensees. Based on the credit worthiness of our licensee base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse affect on our business, financial position, results of operations or cash flows.

         Additionally, we are exposed to some market risk through interest rates related to our investment of cash and cash equivalents of approximately $10.5 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

         Presently, all of our receivables and payments are made in U.S. dollars and, consequently, we believe that we have no foreign currency exchange rate risk. However, in the future, we may enter into agreements in foreign currencies that may subject us to foreign exchange rate risk. There can be no assurance that our future efforts to reduce foreign exchange risk will be successful.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)  See attached exhibit list

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duraswitch Industries, Inc.

(Registrant)

Date: April 30, 2002	By:	/s/ Robert J. Brilon

Robert J. Brilon, President & Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit.		Incorporated by
No.	Description	Reference to:	Filed Herewith:

3.1	Amended and Restated Articles of Incorporation	Form SB-2 filed with the SEC on August 26, 1999

3.2	Amended and Restated Bylaws	Form 10-KSB filed with the SEC on March 30, 2001

4.1	Articles 3, 4, 5, and 7 of the Amended and Restated Articles of Incorporation of Duraswitch Industries, Inc.	Form SB-2 filed with the SEC on August 26, 1999

(included in Exhibit 3.1)

4.2	Articles II, III, and VII of the Amended and Restated Bylaws of Duraswitch Industries, Inc.	Form 10-KSB filed with the SEC on March 30, 2001

(included in Exhibit 3.2)

4.3	Specimen Common Stock Certificate	Form SB-2 filed with the SEC on August 26, 1999

10.1	2000 Stock Option Plan Amendment	Form 10-K filed with the SEC on March 27, 2002