Form 10-Q
period 2002-06-30
DURASWITCH INDUSTRIES INC
filed 2002-08-08
CIK 1054070

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number: 001-15069

Duraswitch Industries, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0308867 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes  ______    No______

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,534,195 shares of common stock outstanding as of August 6, 2002.

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,190,999	$12,016,430

Accounts receivable (net of allowance for doubtful accounts of $7,500 in 2002 and $17,500 in 2001)	110,903	101,934

Inventory	247,077	275,919

Prepaid expenses and other current assets	284,208	186,658

Total current assets	9,833,187	12,580,941

PROPERTY AND EQUIPMENT — Net	995,162	1,052,603

GOODWILL — Net	443,874	443,874

PATENTS — Net	681,338	588,272

OTHER ASSETS	131,645	150,459

TOTAL ASSETS	$12,085,206	$14,816,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$49,372	$84,812

Accrued salaries and benefits	666,265	575,738

Other accrued expenses and other current liabilities	196,335	166,912

Deferred licensing revenue (Note 2)	450,803	458,150

Current portion of capital leases payable	16,714	17,457

Total current liabilities	1,379,489	1,303,069

LONG-TERM LIABILITIES:

Capital leases payable	17,628	26,323

Other non-current liabilities	44,572	181,240

Deferred licensing revenue — long-term (Note 2)	1,569,291	1,773,981

Total long-term liabilities	1,631,491	1,981,544

Total liabilities	3,010,980	3,284,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.001 par value, 40,000,000 shares authorized in 2002 and 2001, 9,534,195 and 9,528,695 shares issued and outstanding in 2002 and 2001, respectively	9,535	9,529

Preferred stock, Series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2002 and 2001	—	—

Additional paid-in capital	27,317,313	27,285,470

Accumulated deficit	(18,252,622)	(15,763,463)

Total stockholders’ equity	9,074,226	11,531,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,085,206	$14,816,149

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

NET REVENUE:

Licensing	$237,412	$174,620	$422,344	$357,089

Product	—	22,598	24,675	101,705

Total net revenue	237,412	197,218	447,019	458,794

COST OF GOODS SOLD:

Licensing	41,222	15,936	57,246	44,588

Product	—	32,982	—	124,746

Total cost of goods sold	41,222	48,918	57,246	169,334

Gross profit	196,190	148,300	389,773	289,460

OPERATING EXPENSES:

Selling, general and administrative	745,745	900,380	1,564,558	1,682,947

Research and development	690,032	688,743	1,407,429	1,195,229

Total operating expenses	1,435,777	1,589,123	2,971,987	2,878,176

LOSS FROM OPERATIONS	(1,239,587)	(1,440,823)	(2,582,214)	(2,588,716)

OTHER INCOME — Net	43,241	154,095	93,055	362,320

NET LOSS	$(1,196,346)	$(1,286,728)	$(2,489,159)	$(2,226,396)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.14)	$(0.26)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,531,778	9,417,188	9,530,703	9,357,775

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,489,159)	$(2,226,396)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	205,780	195,399

Gain on disposal of equipment	—	(5,904)

Bad debt expense	6,500	—

Reserve for inventory obsolescence	20,000	—

Changes in operating assets and liabilities:

Accounts receivable	(15,469)	158,738

Inventory	8,842	(84,064)

Prepaid expenses and other current assets	(97,550)	(48,502)

Decrease in other assets	7,100	—

Accounts payable	(35,440)	54,954

Accrued salaries and benefits	90,527	162,046

Other accrued expenses and other current liabilities	29,423	(64,639)

Other non-current liabilities	(136,668)	—

Deferred licensing revenue	(212,037)	(172,341)

Net cash used in operating activities	(2,618,151)	(2,030,709)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in patents	(111,408)	(149,126)

Proceeds from sale of equipment	—	7,000

Purchases of property and equipment	(118,283)	(192,239)

Net cash used in investing activities	(229,691)	(334,365)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of stock	31,849	1,121,797

Principal payments on notes payable and capital leases	(9,438)	(19,309)

Net cash provided by financing activities	22,411	1,102,488

DECREASE IN CASH AND CASH EQUIVALENTS	(2,825,431)	(1,262,586)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,016,430	16,445,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,190,999	$15,182,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$3,074	$6,956

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

2.    DEFERRED LICENSING REVENUE

         In April 2000, the Company entered into a license agreement with Delphi Corp. (“Delphi”) that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12.0 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either Delphi or the Company may convert the agreement to a nonexclusive agreement through 2020.

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

3.     NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method of accounting for business combinations, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company’s fiscal year beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations. Total goodwill amortization for the three and six months ended June 30, 2001 was $18,242 and $36,483, respectively. Accordingly, the net loss for the three and six months ended June 30, 2001, assuming non-amortization of goodwill, would have been $1,268,486 and $2,189,913 respectively. Net loss per share, basic and diluted, would have been $0.13 and $0.23 for the three and six months ended June 30, 2001, respectively.

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

         Some examples of forward-looking statements in this report include our estimation of our capital requirements, our ability to fund those requirements, the credit worthiness of our customers, the profit margins associated with our licensing business model and our estimation of interest rate and foreign currency risks. These forward-looking statements are not guarantees of performance and are inherently subject to risks and uncertainties, a number of which cannot be predicted or anticipated.

         Many factors could cause actual results to differ from those expressed in the forward-looking statements including: unexpected expenses such as the cost of protecting our intellectual property and increased sales and marketing expenses; fluctuations in revenue as a result of fluctuations in demand from our customers; and changes in the mix of licensing revenue between royalties on licensed components, royalties on switches manufactured using our technologies and the amortization of deferred revenue from our license agreement with Delphi Corp. (“Delphi”).

         Readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to the “Forward-Looking Statements” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

         We support licensees with engineering, design, testing, specification materials, training programs, marketing assistance, customer leads and patent protection. Every licensee has strict qualitative standards to maintain as part of its licensing agreement. Our non-exclusive license agreements specify per switch fees of $0.10 to $0.78 depending on the type of switch and volume.

         The terms of some of our license agreements require prepayment of royalties to Duraswitch. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. Royalties are considered earned when the licensee purchases component parts from Duraswitch or, when component parts are not supplied by Duraswitch, royalties are considered earned when the licensee manufactures a switch utilizing Duraswitch technology. The deferred revenue received from Delphi (see Note 2 of Notes to Consolidated Financial Statements) in 2000 is being amortized over the initial seven-year term of the exclusive license agreement.

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

Results of Operations

         During 2000, we started to implement our new business model of licensing our technologies rather than manufacturing switches ourselves. We have completed this transition and expect almost all of our future revenues to come from our licensing efforts. As of June 30, 2002, we had 23 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to decline during our transition to licensing. Concurrently, our gross profits increased because the cost of goods sold associated with licensing is much lower than with manufacturing.

Net Revenue:

         Net revenue was $237,412 and $197,218 for the three months ended June 30, 2002 and 2001, respectively, an increase of $40,194 or 20%. Net revenue was $447,019 and $458,794 for the six months ended June 30, 2002 and 2001, respectively, a decrease of $11,775 or 3%. By the second quarter of 2001, our transition to a licensing business model was substantially complete. The increase in quarterly net revenue was due entirely to our increase in licensing revenue. The relative decrease in net revenue for the six-month periods ended June 30, 2001 and June 30, 2002 was a result of residual revenue from the sale of products in the first three months of fiscal 2001.

         Licensing revenue was $237,412 and $174,620 for the three months ended June 30, 2002 and 2001, respectively, an increase of $62,792 or 36%. Licensing revenue was $422,344 and $357,089 for the six months ended June 30, 2002 and 2001, respectively, an increase of $65,255 or 18%. Our licensing revenue is comprised of revenue from licensees who manufacture switches incorporating our technologies and includes per-switch royalties, revenue from the sale of licensed components and recognition of revenue resulting from the amortization of deferred revenue from our license agreement with Delphi. The increase in licensing revenue for the three and six month periods was due to increased per-switch royalties and revenue from the sale of licensed components. For each of the three months ended June 30, 2002 and 2001, recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue, representing 43% and 59% of licensing revenue in 2002 and 2001, respectively, and 43% and 52% of total net revenue in 2002 and 2001, respectively. For each of the six months ended June 30, 2002 and 2001, the Delphi license agreement generated $204,690 of licensing revenue representing 48% and 57% of licensing revenue in 2002 and 2001, respectively, and 46% and 45% of total net revenue in 2002 and 2001, respectively.

         We had no revenue from the sale of products in the three months ended June 30, 2002, reflecting our transition to a technology licensing company. Our transition was substantially complete by June 30, 2001. Our $24,675 of product revenue for the six months ended June 30, 2002 was related to fees for engineering services we had provided to a customer in prior periods. We do not expect to have any significant product revenue in the future.

Cost of Goods Sold:

         Total cost of goods sold was $41,222 and $48,918 for the three months ended June 30, 2002 and 2001, respectively, a decline of $7,696 or 16%. Total cost of goods sold was $57,246 and $169,334 for the six months ended June 30, 2002 and 2001, respectively, a decline of $112,088 or 66%. As a result, gross profit as a percentage of revenue increased to 83% for the three months ended June 30, 2002 from 75% for the three months ended June 30, 2001 and increased to 87% for the six months ended June 30, 2002 from 63% for the six months ended June 30, 2001. The increase in gross profit and gross profit as a percentage of revenue reflects our transition from the low-margin business of manufacturing to the high-margin business of licensing.

         During the second quarter of 2002, licensing cost of goods sold was $41,222 compared to $15,936 for the three months ended June 30, 2001, an increase of $25,286 or 159%. Licensing cost of goods sold was $57,246 and $44,588 for the six months ended June 30, 2002 and 2001, respectively, an increase of $12,658 or 28%. The increases in licensing cost of goods sold for the three and six-month periods ended June 30, 2002 were due to increased sales of licensed components, which has a higher cost of goods sold than licensing revenue resulting from the amortization of deferred revenue from our license agreement with Delphi.

         There were no product cost of goods sold for the three and six months ended June 30, 2002, a decline of $32,982 and $124,746 compared to the three and six months ended June 30, 2001. The declines in product cost of goods sold were due to the completion of our transition to a licensing business model from a product-based business model.

Selling, General and Administrative Expenses:

         Selling, general and administrative expenses were $745,745 and $900,380 for the three months ended June 30, 2002 and 2001, respectively, a decline of $154,635 or 17%. Selling general and administrative expenses were $1,564,558 and $1,682,947 for the six months ended June 30, 2002 and 2001, respectively, a decline of $118,389 or 7%. The decrease in selling, general and administrative expenses was primarily related to reductions in executive and support personnel.

Research and Development:

         Research and development expenses were $690,032 and $688,743 for the three months ended June 30, 2002 and 2001, respectively, an increase of $1,289. Research and development expenses were $1,407,429 and $1,195,229 for the six months ended June 30, 2002 and 2001, respectively, an increase of $212,200 or 18%. The increase for the six months was primarily attributable to costs related to additional research and development personnel, expanded modeling and testing capabilities and related occupancy costs.

Loss from Operations:

         As a result of the increase in gross profit and the decrease in selling, general and administrative expenses, loss from operations was $1,239,587 for the three months ended June 30, 2002, compared to $1,440,823 for the three months ended June 30, 2001, a decreased loss of $201,236 or 14%. Additionally, the loss from operations was $2,582,214 for the six months ended June 30, 2002, compared to $2,588,716 for the six months ended June 30, 2001, a decreased loss of $6,502 for the six months.

Other Income - Net:

         Other income - net was $43,241 and $154,095 for the three months ended June 30, 2002 and 2001, respectively, a decline of $110,854. Other income - net was $93,055 and $362,320 for the six months ended June 30, 2002 and 2001, respectively, a decline of $269,265. The decrease in other income - net is due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

Net Loss:

         The decrease of $90,382 or 7% in the net loss to $1,196,346 for the three months ended June 30, 2002 from $1,286,728 for the three months ended June 30, 2001 was primarily a result of higher gross profit and decreased selling, general and administrative expenses, which was offset by the reduction in investment income. The increase of $262,763 or 12% in the net loss to $2,489,159 for the six months ended June 30, 2002 from $2,226,396 for the six months ended June 30, 2001 was primarily a result of increased research and development expenses and the decrease in investment income which was offset by the reduction in selling, general and administrative expenses.

Liquidity and Capital Resources

         Cash and cash equivalents on June 30, 2002 were $9,190,999 compared to $12,016,430 on December 31, 2001. The decrease in cash and cash equivalents is primarily attributable to cash used in operations.

         Net cash used in operating activities was $2,618,151 for the six months ended June 30, 2002. The net use of cash was primarily attributable to the net loss.

         Net cash used in investing activities was $229,691 for the six months ended June 30, 2002. The net cash used in investing activities relates primarily to investment in patents and purchases of property and equipment.

         Net cash provided by financing activities was $22,411 for the six months ended June 30, 2002 and relates primarily to the proceeds from stock sales related to the exercise of employee stock options.

         At December 31, 2001, we had approximately $14,890,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards that expire in 2011 through 2021.

         We have experienced significant operating losses since our inception. We expect that our capital expenditures and working capital requirements in the foreseeable future could increase depending on the rate of our expansion, our operating results, and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms.

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

         Additionally, we are exposed to some market risk through interest rates related to our investment of cash and cash equivalents of approximately $9.2 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

         Presently, all of our receivables and substantially all of our payments are made in U.S. dollars and, consequently, we believe that we have no foreign currency exchange rate risk. However, in the future, we may enter into agreements in foreign currencies that may subject us to foreign exchange rate risk. There can be no assurance that our future efforts to reduce foreign exchange risk will be successful.

PART II      OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

         We held our annual meeting of shareholders at our headquarters on May 20, 2002. A total of 9,530,695 shares of outstanding common stock were entitled to be voted at the meeting. Eighty-six percent or 8,234,766 shares were represented in person or by proxy.

         R. Terren Dunlap and Anthony J. Van Zeeland were each elected to a three-year term expiring in 2005. (R. Terren Dunlap subsequently resigned from the Board and Robert J. Brilon was elected by the remaining members of the Board to serve as Chairman for the remainder of Mr. Dunlap’s three-year term expiring in 2005.)

         Our shareholders approved an amendment to the 2000 Stock Option Plan increasing the number of shares authorized for issuance under the plan to 500,000 with 6,828,393 shares in favor, 550,947 against and 855,426 abstentions and broker non-votes.

         Our shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended December 31, 2002 with 8,179,784 shares in favor, 51,936 against and 3,046 abstentions and broker non-votes.

Item 5.     Other Information.

         Subsequent to his election to the Board of Directors at the May 20, 2002 Annual Meeting of Shareholders, R. Terren Dunlap resigned from his board position to devote his full attention to his position as CEO and director of Ultra-Scan Corp. In accordance with our bylaws, the remainder of the Board of Directors appointed Robert J. Brilon to fill the vacancy for the remainder of the three-year term expiring in 2005 and to serve as Chairman of the Board of Directors. Mr. Brilon continues to serve as our Chief Executive Officer and Chief Financial Officer.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	See attached exhibit list

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duraswitch Industries, Inc. (Registrant)

Date: August 8, 2002	By:	/s/ Robert J. Brilon
Robert J. Brilon, Chairman of the Board,
President & Chief Executive Officer, Chief
Financial Officer, Secretary and Treasurer
(Principal Executive, Financial and
Accounting Officer)

Exhibit Index

Exhibit.		Incorporated by
No.	Description	Reference to:	Filed Herewith:

3.1	Amended and Restated Articles of Incorporation	Form SB-2 filed with the SEC on August 26, 1999

3.2	Amended and Restated Bylaws	Form 10-KSB filed with the SEC on March 30, 2001

4.1	Articles 3, 4, 5, and 7 of the Amended and Restated Articles of Incorporation of Duraswitch Industries, Inc. (included in Exhibit 3.1)	Form SB-2 filed with the SEC on August 26, 1999

4.2	Articles II, III, and VII of the Amended and Restated Bylaws of Duraswitch Industries, Inc. (included in Exhibit 3.2)	Form 10-KSB filed with the SEC on March 30, 2001

4.3	Specimen Common Stock Certificate	Form SB-2 filed with the SEC on August 26, 1999

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X