Form 10-Q
period 2002-09-30
DURASWITCH INDUSTRIES INC
filed 2002-11-12
CIK 1054070

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number: 001-15069

Duraswitch Industries, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)

(480) 586-3300
 (Registrant’s telephone number, including area code)

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

Yes [X]    No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,534,195 shares of common stock outstanding as of November 7, 2002.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,072,162	$12,016,430
Accounts receivable (net of allowance for doubtful accounts of $12,000 in 2002 and $17,500 in 2001)	73,132	101,934
Inventory (Note 3)	316,048	275,919
Prepaid expenses and other current assets	215,150	186,658

Total current assets	8,676,492	12,580,941

PROPERTY AND EQUIPMENT — Net	901,233	1,052,603
GOODWILL — Net	443,874	443,874
PATENTS — Net	712,045	588,272
OTHER ASSETS	124,973	150,459

TOTAL ASSETS	$10,858,617	$14,816,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,501	$84,812
Accrued salaries and benefits	609,639	575,738
Other accrued expenses and other current liabilities	220,612	166,912
Deferred licensing revenue (Note 2)	494,203	458,150
Current portion of capital leases payable	17,400	17,457

Total current liabilities	1,365,355	1,303,069

LONG-TERM LIABILITIES:
Capital leases payable	13,015	26,323
Other non-current liabilities	—	181,240
Deferred licensing revenue — long-term (Note 2)	1,466,946	1,773,981

Total long-term liabilities	1,479,961	1,981,544

Total liabilities	2,845,316	3,284,613

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 40,000,000 shares authorized in 2002 and 2001, 9,534,195 and 9,528,695 shares issued and outstanding in 2002 and 2001, respectively	9,535	9,529
Preferred stock, Series A, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2002 and 2001	—	—
Additional paid-in capital	27,317,313	27,285,470
Accumulated deficit	(19,313,547)	(15,763,463)

Total stockholders’ equity	8,013,301	11,531,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,858,617	$14,816,149

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

NET REVENUE:
Licensing	$150,164	$226,182	$572,508	$583,271
Product	—	2,499	24,675	104,204

Total net revenue	150,164	228,681	597,183	687,475

COST OF GOODS SOLD:
Licensing	9,248	25,324	66,494	69,912
Product	—	1,193	—	125,939

Total cost of goods sold	9,248	26,517	66,494	195,851

Gross profit	140,916	202,164	530,689	491,624

OPERATING EXPENSES:
Selling, general and administrative	627,933	830,389	2,192,491	2,513,336
Research and development	606,159	785,137	2,013,588	1,980,366

Total operating expenses	1,234,092	1,615,526	4,206,079	4,493,702

LOSS FROM OPERATIONS	(1,093,176)	(1,413,362)	(3,675,390)	(4,002,078)
OTHER INCOME — Net	32,251	121,060	125,306	483,380

NET LOSS	$(1,060,925)	$(1,292,302)	$(3,550,084)	$(3,518,698)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.11)	$(0.14)	$(0.37)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,534,195	9,526,302	9,531,880	9,414,568

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,550,084)	$(3,518,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,983	297,061
Loss (gain) on disposal of equipment	5,224	(5,904)
Bad debt expense	11,000	—
Reserve for inventory obsolescence	35,000	—
Changes in operating assets and liabilities:
Accounts receivable	17,802	142,968
Inventory	(75,129)	(79,772)
Prepaid expenses and other current assets	(28,492)	(90,425)
Decrease in other assets	7,914	—
Accounts payable	(61,310)	31,406
Accrued salaries and benefits	33,901	70,899
Other accrued expenses and other current liabilities	53,700	(42,971)
Other non-current liabilities	(181,240)	—
Deferred licensing revenue	(270,982)	(292,346)

Net cash used in operating activities	(3,689,713)	(3,487,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(152,912)	(231,385)
Proceeds from repayment of advance to employee	—	40,000
Proceeds from sale of equipment	—	7,000
Purchases of property and equipment	(120,127)	(348,410)

Net cash used in investing activities	(273,039)	(532,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	31,849	1,172,362
Principal payments on capital leases	(13,365)	(29,629)

Net cash provided by financing activities	18,484	1,142,733

DECREASE IN CASH AND CASH EQUIVALENTS	(3,944,268)	(2,877,844)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,016,430	16,445,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,072,162	$13,567,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,300	$9,688

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

3.  INVENTORY

     The Company’s inventory is primarily comprised of licensed components and raw materials. The licensed components are sold to licensees and the raw materials are primarily used for research and development projects and marketing samples. The sale of licensed components and other materials to licensees is recognized as licensing revenue and the cost of the components and other materials sold to licensees are recorded as licensing cost of goods sold when the components and other materials are shipped to the licensee. Raw materials are primarily used to produce research and development pieces and marketing samples, which are expensed when used.

4.  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles . SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method of accounting for business combinations, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations. Total goodwill amortization for the three and nine months ended September 30, 2001 was $18,241 and $54,724, respectively. Accordingly, the net loss for the three and nine months ended September 30, 2001, assuming non-amortization of goodwill, would have been

$1,274,061 and $3,463,974, respectively. Net loss per share, basic and diluted, would have been $0.13 and $0.37 for the three and nine months ended September 30, 2001, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value for long-lived assets to be held and used or fair value less cost to sell for long-lived assets to be disposed of, whether reported in continuing operations or in discontinued operations. The standard became effective for the Company beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The standard is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect this standard will have a material effect on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This report of Duraswitch Industries, Inc. (the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.

     Some examples of forward-looking statements in this report include our estimation of our capital requirements, our ability to fund those requirements, the credit worthiness of our customers, the profit margins associated with our licensing business model, anticipated cost reductions and our estimation of interest rate and foreign currency risks. These forward-looking statements are not guarantees of performance and are inherently subject to risks and uncertainties, a number of which cannot be predicted or anticipated.

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

Critical Accounting Policies

     In accordance with recent Securities and Exchange Commission guidance, the material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require management’s judgment are discussed below. As a technology licensing company that also sells component parts, we believe our critical accounting policies are those that deal with our method of recognizing revenue and with the valuation of inventory, patents and goodwill.

     Revenue Recognition – We enter into licensing agreements with our customers. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases licensed components from us. When the components are shipped, we recognize licensing revenue and licensing cost of goods sold. In some cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee.

     Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred revenue. This deferred revenue is recognized as licensing revenue when the royalty is earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee is directly manufacturing our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In other cases, like our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue is being amortized over the seven-year term of the agreement. (See Note 2 of the Notes to the Unaudited Consolidated Financial Statements.)

     Inventory Valuation – Our inventory is primarily comprised of licensed components which are sold to licensees and raw materials which are primarily used for research and development projects and manufacturing marketing samples. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. Our policy is to reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.

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

     We evaluate goodwill for impairment by comparing the estimated fair value of the Company, which is the only reporting unit, with its carrying value, including goodwill. The estimated fair value is based on the best information available under the circumstances, including quoted market prices in stock markets, valuation techniques based on earnings, or independent valuations. If the fair value of the Company exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the Company exceeds its fair value, the fair value of the goodwill is calculated, and the excess of the carrying value of the goodwill over its fair value is recorded as an impairment loss. To determine the fair value of the Company’s goodwill, the fair value of the Company is allocated to all of its assets and liabilities, and any excess of fair value of the Company over the fair value of its assets and liabilities is the estimated fair value of goodwill.

Results of Operations

     During 2000, we started to implement our new business model of licensing our technologies rather than manufacturing switches ourselves. We completed this transition in June 2001 and expect substantially all of our future revenues to come from our licensing efforts. As of September 30, 2002, we had 22 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to decline during our transition to licensing. Concurrently, our gross profits increased because the cost of goods sold associated with licensing is much lower than with manufacturing.

Net Revenue:

     Net revenue was $150,164 and $228,681 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $78,517 or 34%. Net revenue was $597,183 and $687,475 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $90,292 or 13%. The decrease for the three-month period resulted primarily from a 47% decrease in the unit sales of licensed components. For the nine months ended September 30, 2002, we experienced an increase of 98% in the unit sales of licensed components. This unit increase was offset by a decrease of 35% in per-switch royalties and residual revenue from the sale of products in the first three months of 2001. For the nine months ended September 30, 2002, the increase in the quantity of licensed components sold and the decrease in per-switch royalties resulted primarily from the sale of a large quantity of licensed components at a volume discount to one licensee. We anticipate that licensing revenue will fluctuate from period to period. It will be difficult to predict the timing and magnitude of such revenue because it is dependent on the licensees’ ability to market, produce and ship products that incorporate our technologies. We believe that the amount of licensing revenue for any period is not necessarily indicative of results for any future period.

     Licensing revenue was $150,164 and $226,182 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $76,018 or 34%. Licensing revenue was $572,508 and $583,271 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $10,763 or 2%. Our licensing revenue is primarily comprised of per-switch royalties from licensees who manufacture switches incorporating our technologies, revenue from the sale of licensed components and recognition of revenue resulting from the amortization of deferred revenue from our license agreement with Delphi. For the three-month period ended September 30, 2002, the decrease in revenue was due primarily to a decrease in the volume of switches on which we earned royalties. For the nine-month period ending September 30, 2002, licensing revenue was impacted by an increase in the quantity of licensed components sold, which was offset by a decrease in the average per-switch royalty and a decrease in fees related to the review of customer designs. The primary reason for the decrease in design review fees was a reduction of the amount billed per design review. As contemplated in our license agreements, we have lowered these fees as our licensees have gained experience and become more proficient with Duraswitch technologies and to remove barriers to commercial acceptance. For each of the three months ended September 30, 2002 and 2001, recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue, representing 68% and 45% of licensing and total net revenue in 2002 and 2001, respectively. For each of the nine months ended September 30, 2002 and 2001, the Delphi license agreement generated $307,035 of licensing revenue representing 54% and 53% of licensing revenue in 2002 and 2001, respectively, and 51% and 45% of total net revenue in 2002 and 2001, respectively.

     As expected, we had no revenue from the sale of products in the three months ended September 30, 2002, reflecting our transition to a technology licensing company. Our transition was completed in June 2001. The $24,675 of product revenue for the nine months ended September 30, 2002 was related to fees for engineering services we had provided to a customer in prior periods. We expect our future revenue source to be licensing revenue and we do not expect to have any significant product revenue in the future.

Cost of Goods Sold:

     Total cost of goods sold was $9,248 and $26,517 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $17,269 or 65%. Total cost of goods sold was $66,494 and $195,851 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $129,357 or 66%. As a result, gross profit as a percentage of revenue increased to 94% for the three months ended September 30, 2002 from 88% for the three months ended September 30, 2001 and increased to 89% for the nine months ended September 30, 2002 from 72% for the nine months ended September 30, 2001. The increase in gross profit as a percentage of revenue reflects our transition from the low-margin business of manufacturing to the high-margin business of licensing. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing Duraswitch technologies without Duraswitch-supplied components and the amortization of deferred revenue from our licensing agreement with Delphi.

     During the third quarter of 2002, licensing cost of goods sold was $9,248 compared to $25,324 for the three months ended September 30, 2001, a decrease of $16,076 or 63%. Licensing cost of goods sold was $66,494 and $69,912 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $3,418 or 5%. The decrease in licensing cost of goods sold for the three-month period ended September 30, 2002 was primarily due to decreased sales of licensed components. The decrease in licensing cost of goods sold for the nine-month period ended September 30, 2002 was primarily due to a reduction in our per-unit cost of licensed components and decreased sales of other materials with low gross margins, both of which have a higher cost of goods sold than licensing revenue resulting from the amortization of deferred revenue from our license agreement with Delphi.

     There were no product cost of goods sold for the three and nine months ended September 30, 2002, a decrease of $1,193 and $125,939 compared to the three and nine months ended September 30, 2001. The declines in product cost of goods sold were due to the completion of our transition to a licensing business model from a product-based business model.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses were $627,933 and $830,389 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $202,456 or 24%. Selling general and administrative expenses were $2,192,491 and $2,513,336 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $320,845 or 13%. The decreases in selling, general and administrative expenses were primarily related to reductions in executive and support personnel.

     In October 2002, we announced cost-cutting initiatives that will significantly reduce the number of research and development personnel. As a result of these reductions, we are also reducing the number of administrative positions. We do not anticipate any reductions in sales or business development personnel as a result of this announcement.

Research and Development:

     Research and development expenses were $606,159 and $785,137 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $178,978 or 23%. Research and development expenses were $2,013,588 and $1,980,366 for the nine months ended September 30, 2002 and 2001, respectively, an increase of $33,223 or 2%. During 2001, research and development expenses increased every quarter as we ramped up our research and development activities to expand our technology portfolio and develop various adaptations of our core technologies. We added personnel and increased our modeling and testing capabilities, resulting in increased occupancy costs. As we entered 2002, we began to reduce these expenses primarily by reducing research and development personnel. In 2002, research and development expenses have decreased each quarter from the preceding quarter. The decrease of $178,978 in research and development expenses for the quarter ended September 30, 2002 as compared to the third quarter of 2001 was primarily due to reductions in research and development personnel. The $33,223 increase in research and development expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, was primarily comprised of a $210,911 increase in expenses in the first quarter of 2002 as compared to the first quarter of 2001 which was offset by the $178,978 decrease in expenses in the third quarter of 2002 as compared to the third quarter of 2001.

     In October 2002, we announced further cost-cutting initiatives that included significant reductions in research and development personnel focused on new technologies. We have created a portfolio of patented and patent-pending technologies, which will be available through our licensees, and our remaining research and development efforts will continue to be directed at gaining commercial acceptance of these technologies as opposed to also focusing on the creation of new technologies. We expect the personnel reductions will be substantially completed by the end of the fourth quarter of 2002. Our remaining research and development personnel will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.

Loss from Operations:

     As a result of the decreases in selling, general and administrative expenses and research and development expenses, loss from operations decreased to $1,093,176 for the three months ended September 30, 2002, compared to $1,413,362 for the three months ended September 30, 2001, a decreased loss of $320,186 or 23%. Additionally, the loss from operations decreased to $3,675,390 for the nine months ended September 30, 2002, compared to $4,002,078 for the nine months ended September 30, 2001, a decreased loss of $326,688 or 8% for the nine months. The decreased loss for the nine-month period was primarily attributed to reductions in personnel that reduced selling, general and administrative expenses.

Other Income - Net:

     Other income - net was $32,251 and $121,060 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $88,809. Other income - net was $125,306 and $483,380 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $358,074. The decreases in other income - net were due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

Net Loss:

     The decrease of $231,377 or 18% in the net loss to $1,060,925 for the three months ended September 30, 2002 from $1,292,302 for the three months ended September 30, 2001 was primarily a result of decreased selling, general and administrative expenses and decreased research and development expenses, which were offset by the reduction in investment income. The increase of $31,386 or 1% in the net loss to $3,550,084 for the nine months ended September 30, 2002 from $3,518,698 for the nine months ended September 30, 2001 was primarily a result of the decrease in investment income which was offset by the reduction in selling, general and administrative expenses.

Liquidity and Capital Resources

     Cash and cash equivalents on September 30, 2002 were $8,072,162 compared to $12,016,430 on December 31, 2001. The decrease in cash and cash equivalents was primarily attributable to cash used in operations.

     Net cash used in operating activities was $3,689,713 for the nine months ended September 30, 2002. The net use of cash was primarily attributable to the net loss.

     Net cash used in investing activities was $273,039 for the nine months ended September 30, 2002. The net cash used in investing activities related to investment in patents and purchases of property and equipment.

     Net cash provided by financing activities was $18,484 for the nine months ended September 30, 2002 and relates primarily to the proceeds from stock sales related to the exercise of employee stock options which was partially offset by principal payments on capital leases.

     At December 31, 2001, we had approximately $14,449,000 in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards that expire in 2011 through 2021.

     We have experienced significant operating losses since our inception. In October 2002, we announced cost-cutting initiatives that included significant reductions in personnel. We expect that the personnel reductions will be substantially completed by the end of the fourth quarter of 2002 and, in connection with other cost reductions, we anticipate that expenses will be reduced by $1.5 million annually. As we implement additional cost-saving measures in the fourth quarter of 2002, we anticipate that our cash and working capital requirements will decrease in 2003 from 2002 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

     We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

     The following table represents a list of the Company’s contractual obligations and commitments as of September 30, 2002:

	Payments Due by Period

	Less than
Contractual obligations	1 year	1-3 years	Thereafter	Total

Capital lease obligations	$20,825	$13,973	$—	$34,798
Operating leases	223,506	56,805	—	280,311
Purchase order obligations (1)	187,016	—	—	187,016

Total contractual cash obligations	$431,347	$70,778	$—	$502,125

(1)	Our purchase order obligations represent open commitments to acquire licensed components within the next twelve months.

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

     Additionally, we are exposed to some market risk through interest rates related to our investment of cash and cash equivalents of approximately $8.1 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

     Presently, all of our receivables and substantially all of our payments are made in U.S. dollars and, consequently, we believe that we have minimal foreign currency exchange rate risk. However, in the future, we may enter into agreements in foreign currencies that may subject us to foreign exchange rate risk. There can be no assurance that our future efforts to reduce foreign exchange risk will be successful.

Item 4.  Evaluation of Disclosure Controls and Procedures.

     Evaluation of disclosure controls and procedures – Our chief executive officer/chief financial officer, after reviewing and evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-4-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in causing information required to be disclosed by the Company in this quarterly report to be recorded, processed, summarized and reported by the Company’s management to ensure the timeliness and quality of the Company’s public disclosures.

     Changes in internal controls – There were no significant changes in our internal controls or, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date including any corrective actions with regard to deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 5.  Other Information.

     Our common stock is listed for quotation on the NASDAQ National Market. NASDAQ has changed its National Market System Continued Listing Standard from a minimum $4.0 million net tangible asset requirement to a minimum $10.0 million stockholders’ equity requirement effective November 1, 2002. Our stockholders’ equity was $8.0 million as of September 30, 2002. The Company has applied to NASDAQ for transfer to the NASDAQ SmallCap Market and believes its request will be granted. If, while we are trading on the NASDAQ SmallCap Market, we later were able to meet the initial listing requirements of the National Market System again, we could apply for reinstatement to the NASDAQ National Market.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  See attached exhibit list

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duraswitch Industries, Inc.

(Registrant)

Date: November 8, 2002	By:	/s/ Robert J. Brilon

Robert J. Brilon, Chairman of the Board, President & Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

CERTIFICATIONS

I, Robert J. Brilon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Duraswitch Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Robert J. Brilon

Robert J. Brilon, Chairman of the Board, President & Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit. No.	Description	Incorporated by Reference to:	Filed Herewith:

3.1	Amended and Restated	Form S8-2 filed with the SEC
	Articles of Incorporation	on August 26, 1999

3.2	Amended and Restated Bylaws	Form 10-KSB filed with the SEC on March 30, 2001

4.1	Articles 3, 4, 5, and 7 of the Amended and Restated Articles of Incorporation of Duraswitch Industries, Inc. (included in Exhibit 3.1)	Form SB-2 filed with the SEC on August 26, 1999

4.2	Articles II, III, and VII of the Amended and Restated Bylaws of Duraswitch Industries, Inc. (included in Exhibit 3.2)	Form 10-KSB filed with the SEC on March 30, 2001

4.3	Specimen Common Stock Certificate	Form SB-2 filed with the SEC on August 26, 1999

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X