Form 10-K
period 2002-12-31
DURASWITCH INDUSTRIES INC
filed 2003-03-25
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No          .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes           No    X   .

The aggregate market value of common stock held by nonaffiliates of the registrant (5,695,045 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $43,339,292. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of registrant’s shares of common stock outstanding as of February 28, 2003 was 9,617,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Duraswitch Industries, Inc.
Form 10-K
For the Year Ended December 31, 2002

Table of Contents

		Page
	PART I

Item 1.	Business	3
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	31

	PART III

Item 10.	Directors and Executive Officers of the Registrant	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions	32
Item 14.	Controls and Procedures	32

	PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	33

PART I

Item 1. Business.

Overview

     We have developed, patented and licensed innovative technologies utilizing a magnetic-based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technologies. We believe these patented technologies allow us and our licensees to provide innovative solutions to the electronic switch design challenges faced by original equipment manufacturers, or OEMs, and component suppliers.

Industry Analysis

      Electronic switches and Integrated Control Panels, or ICPs, are used in a wide variety of consumer, industrial and agricultural products, such as appliances, military equipment, airplanes, automobiles, security systems, temperature controls, point-of-sale systems, elevators, medical equipment, computers, gas pumps, beverage dispensers, gaming units, fitness equipment, consumer electronics and commercial food preparation equipment.

     History of Electronic Switches. In the last hundred years, two basic switches have dominated the market for our switch technologies: electro-mechanical and membrane. In its simplest form, an electronic switch controls the flow of electric current: press the switch to complete the circuit and the current flows to operate a microprocessor, which in turn, performs the desired function. Electro-mechanical switches operate by pushing, turning or sliding a button, knob or lever to mechanically activate a series of movable parts that will close or complete a circuit within the switch itself. Although they offer excellent tactile feedback for the user, electro-mechanical switches are bulky, mechanically complex and can be difficult to manufacture.

     Membrane switches consist of multiple, thin-film layers topped by an overlay with printed graphics or instructions to operate the device in which the switch is incorporated. A typical example of a membrane switch is found on most microwave oven control panels. Without tactile feedback, users may activate the switch multiple times, which could cause the opposite effect of what the user intended. To solve the feedback response problem, membrane switch manufacturers typically have offered a “beep” sound, light, or status icon on a display to inform the user when the switch has been activated. However, this solution increases the cost, complexity and size of the product to which it is added, thus decreasing the advantages of a membrane switch over an electro-mechanical switch.

     The second option to overcome the feedback response problem is to incorporate a metal, rubber or plastic dome as part of the membrane switch. When pressed by a user, the center of the dome will invert and contact the circuit on the membrane layer beneath it. Domed membrane switches are prone to failure due to material fatigue, are much less reliable than membrane switches without domes and require inconsistent amounts of force to be activated. These limitations have frustrated users and increased the cost and design complexity while decreasing the reliability of the switch.

The Duraswitch Competitive Advantage

     The keys to our technologies are simplicity of design and reliance on magnetic force, rather than mechanical parts or the elastic properties of materials, to operate a switch. Based on our experience and available research in the electronic switch and ICP industries, we believe our technologies offer several competitive advantages compared to switches and ICPs using traditional electro-mechanical or membrane switch technologies, including the following:

     Significantly Greater Durability and Reliability. Our technologies rely on a magnetic-based design with few moving parts and virtually no stress, fatigue, or potential breaking points. By eliminating or reducing the mechanical complexity and precision required by traditional technologies, we believe switches made with our technologies are significantly more durable and reliable than traditional electro-mechanical and membrane switches. From January 1998 to January 2001, we tested one of our PushGate® pushbutton switches. It exceeded 500 million activations on an electronic counter. Additionally, multiple samples of new PushGate switch designs routinely successfully complete durability tests of between three and 50 million activations. We believe these test results support our belief in the reliability and durability of products manufactured using our PushGate technologies.

     Inherent Feedback Response. Membrane switches and some electro-mechanical switches require additional cues such as beeps, lights or status icons to artificially provide feedback to the user which increases the complexity and total cost of the switch. Our PushGate design consistently produces a distinctive “click” each time the user activates our switch and eliminates the costs associated with additional cues.

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

Strategy

     Our objective is to become the leading switch technology licensor in the electronic switch and ICP industries. In order to achieve this objective, we intend to implement the following strategies:

     Maintain and Further Our Patented Technologies’ Competitive Advantages. We intend to maintain and further our patented technologies’ competitive advantages in order to make our technologies standard in the industry. We intend to pursue this strategy by aggressively marketing our technologies’ advantages and broaden market awareness within our target industries. We are focusing our sales and marketing efforts on our licensing program and will work together with licensees and technology partners to develop further these technologies for specific commercial applications as it makes economic sense.

     Increase Market Awareness of Duraswitch’s Patented Technological Advantages. We plan to aggressively promote our patented technologies and design expertise to achieve widespread market awareness of our technologies’ advantages. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch purchasing market. These efforts will include increasing exposure in trade magazines, increasing traffic to our Web site, participating actively in vendor-sponsored seminars for design engineers and aggressively promoting our technologies in the trade media. We believe that promoting our success and our licensees’ successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our technologies and their unique competitive advantages.

     License Switch Manufacturers and OEMs. We plan to continue to offer to license Duraswitch technologies to switch manufacturers, turnkey manufacturers and OEMs as a product extension and a market differentiation. We intend to target manufacturers in countries where we currently have little or no representation, as well as manufacturers and OEMs who directly manufacture for, or have key customers in, our target markets. When targeting OEMs, we offer to license directly, license preferred manufacturers or provide information on currently licensed manufacturers. We believe this flexible approach and the simplified requirement of our license agreements, whereby a non-exclusive licensee pays us per-switch royalties for use of our technologies, reduces barriers common to traditional licensing models that often require significant up-front fees to gain access and charge royalties on a percentage-of-sales basis.

     Provide Full Service Training, Design Engineering and Marketing Support. We intend to be a “one stop shop” for electronic switch solution design engineering and marketing support for licensees of our technologies. We plan to provide engineering and sales training at our licensees’ facilities, as well as quarterly sales training in various locations across North America and Europe. We believe we add value to our licensees’ efforts by offering design reviews for new projects and by offering direct access to online design manuals. We will continue to expand our lead generation efforts to drive potential business to our licensees through e-mail and direct marketing campaigns. We plan to continue to enhance communications of our technology updates and sales techniques in order to support our licensees.

     Form Strategic Technology Alliances. During 2002 and 2001, we entered into seven strategic technology alliances. We formed alliances with:

  Three-Five Systems Inc., a leading supplier of display products and systems solutions;
  Semtech Corp., a global supplier of firmware for human interface devices;
  CTI Electronics Corp., a manufacturer and global distributor of industrial keyboards, joysticks and trackballs;
  GE Polymershapes, a leading global distributor of plastic sheet, rod, tube and film;
  Rogan Corp., a provider of standard and custom knobs;
  Durel Corp., the largest supplier of electroluminescent (EL) systems in the world; and
  Hanaco Manufacturing Co., a leading source of elastomer rubber overlays for keypads.

     We believe that technology and marketing alliances not only help expand our reach, but also help us to source materials for our licensees. We intend to pursue additional strategic technology alliances with companies offering complementary technologies to leverage resources and expertise in engineering, marketing, training and purchasing and to increase the variations and options that licensees can offer their customers by designing our technologies into their products.

     Target Key Industries with Potential for High-Volume Applications. We intend to continue to market the advantages of our patented technologies to key high-volume markets including appliance, medical and industrial controls. We believe that we have developed the technologies that meet the needs of these industries and can educate OEMs on the benefits of utilizing our technologies in future designs. In marketing directly to OEMs, we plan to be a source for design ideas by educating engineers on the benefits our technologies offer. We promote the solutions our technologies have provided for similar industries. We will also support our licensees’ sales efforts through sales calls and engineering support.

Our Company’s History

     We were incorporated on May 1, 1997, as Total Switch, Inc. In order to establish a market value for our stock to acquire other businesses necessary for our growth, we combined with an inactive, publicly traded company on December 31, 1997, and changed its name to Duraswitch Industries, Inc. As a result of this transaction, Total Switch became a wholly-owned subsidiary of Duraswitch, and Total Switch’s former stockholders acquired a controlling interest in Duraswitch. During 1998, through the acquisition of Aztec Industries, Inc., formerly a manufacturer of membrane switches, we commenced operations and designed, manufactured, marketed and distributed integrated electronic control panels developed with our patented technologies.

     During 2000, we started to implement a business model of licensing our technologies rather than manufacturing switches ourselves. During 2001, we completed this transition and expect substantially all of our future revenue to come from our licensing efforts. As of February 28, 2003, we had 24 licensees, foreign and domestic, and we are continuing our efforts to expand our licensee base worldwide.

Technologies

     We have a number of switch applications based on our patented magnetic-based technologies. We have licensed the PushGate®, thiNcoder® and MagnaMouse™ to our licensees. Our non-exclusive licensees typically pay royalties of $0.08 per PushGate, ($0.10 including the licensed component charge), between $0.25 and $0.75 per thiNcoder, and between $0.25 and $0.75 per MagnaMouse, depending on volume. Licensees are charged separately for any licensed components they purchase from us. Current prices for licensed components range from $0.02 per PushGate to $1.75 per thiNcoder subassembly. Fees for additional technologies will be determined upon release.

     The Duraswitch PushGate®. A typical Duraswitch PushGate switch consists of up to five bonded micro-thin layers of material, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as the “on”, “defrost” and “cook” buttons on a microwave oven. Below the top layer is a thin, flexible layer of magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small, raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the flexible circuit. When the button is released, the magnet pulls the disc upward and away from the switch contacts into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.

     In 2001, we introduced the PushGate Island construction which reduces the number of material layers and allows for the switching element of the PushGate to be fabricated as a freestanding subassembly that can be easily inserted into a foam layer. The ability to manufacture the PushGate as an Island simplifies the manufacturing process and reduces cost.

     In 2002, we introduced a number of unique constructions including the Large-Key PushGate, High-Impact PushGate and a tact switch incorporating PushGate technology. Each of these constructions provide distinct advantages in certain applications.

     The Duraswitch thiNcoder®. The Duraswitch thiNcoder resembles a typical volume control knob on a car radio or a selector knob on a washing machine, except that unlike an electro-mechanical rotary switch, our switch is integrated on a flex-circuit. The entire assembly can be less than 1/10th of an inch thick. The Duraswitch thiNcoder consists of a rotary knob containing embedded magnets all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small gold-plated balls. Between the magnets and the gold-plated balls are printed electronic circuits, which are activated through contact with the gold-plated balls.

When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user’s instructions to the device. The design of the Duraswitch thiNcoder also allows for a tactile feedback response to the user, such that the user can feel each “click” as the knob is turned. The thiNcoder can be utilized by the appliance industry and other industries that require a large number of selector positions.

     The Duraswitch MagnaMouse™. The Duraswitch MagnaMouse is an omni-directional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the switch surface or any custom designed key cap closes the contact and actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse allows for the integration of cursor control devices into ultra-thin, durable control panels.

Customers

     Our success depends in part on our licensees’ ability to incorporate our technologies into OEM’s designs and products in key industry segments. As a result, we have licensed various custom and turnkey switch manufacturers to produce switches for devices in a wide variety of industries. Some of the key industries in which our licensees operate include the following: elevator, beverage dispensing, energy management, test and measurement, medical, point-of-sale, appliance, vending machine, gaming, recreational marine, industrial automation, health and fitness, restaurant equipment, gas pump, mass transit, computer, lighting and sound, aerospace and industrial controls.

     In May 2000, Duraswitch received $4 million from Delphi Automotive Systems LLC, in exchange for: (a) Delphi’s exclusive right to utilize and manufacture our patented switch technologies for the automotive industry, (b) a warrant to purchase 225,000 shares of our common stock at $7 per share and (c) an option to purchase approximately 1.65 million shares of our stock. The license agreement with Delphi generated licensing revenue of $409,380 or 55% of licensing revenue and $411,362 or 49% of licensing revenue in 2002 and 2001, respectively. Licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue which was received in 2000.

Intellectual Property

     Our success also depends in part on maintaining and protecting our proprietary technologies. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file U.S. and foreign patents for relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging and published materials. Examples of these materials include our Web site, brochures, advertisements and some technology samples. We have not had to become involved in infringement litigation to protect our intellectual property, however, we intend to prosecute litigation against infringers if necessary.

     In order to protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors and collaborators to enter into confidentiality agreements, which prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries and inventions conceived or developed on the job, using our property, or relating to our business. As of December 31, 2002, we had $743,447 of capitalized costs related to patents.

     As of December 31, 2002, we held 15 U.S. patents, four Taiwanese patents, two Australian patents, one Chinese patent, one Canadian patent and one Mexican patent. We also have several patent applications pending in the United States, Mexico, Canada, France, Great Britain, China, Taiwan, Italy and Germany. We have made further filings under the Patent Cooperation Treaty which makes it possible to seek patent protection for an invention simultaneously in each of a large number of countries by filing an “international” patent application.

     We have registered the following trademarks with the United States Patent and Trademark Office: “Duraswitch®”, “Duraswitch” as a stylized word with a unique “D”, “The World is Switching®”, “PushGate®”, and “thiNcoder®”.

Research and Development

     We have 11 people in our research and development department who focus on patenting and adapting our technologies for commercialization through our licensees. In 2002 and 2001, we dedicated a large amount of our resources to research and development and the protection of our patented technologies. Through those efforts, we believe we developed a portfolio of patented and patent-pending technologies that meet the needs of our licensees, their customers and our target markets. We will focus future efforts on the commercialization of these technologies through our licensees. In late 2002, we announced cost-cutting initiatives that included significant personnel reductions. The majority of the initiatives were related to a reduction of internal research and development efforts, including personnel, and were implemented during the fourth quarter of 2002. During 2002, 2001 and 2000, we spent $2,614,905, $2,773,221, and $1,716,825, respectively, on research and development efforts. Based on the previously announced cost-cutting initiatives, we expect research and development expenses to decrease in 2003 as compared to 2002 levels.

Sales and Marketing

     We have five people in the sales and marketing department who focus on supporting our existing licensees, marketing our technologies to OEMs, obtaining new licensees and forming technology alliances. In support of our licensees, we train their internal and independent sales and marketing teams on Duraswitch technologies.

     Web Site: www.duraswitch.com. We believe design engineers and purchasing managers, the individuals most likely to make the decision to incorporate our technologies in their products, frequently use the Internet to search for design solutions. Therefore, our Web site, www.duraswitch.com, is a key component of our current direct marketing efforts. Most of our advertising and promotional materials direct readers to our Web site. In addition to attracting potential licensees to our Web site for information, we use our Web site to generate interest in our technologies. Using our Web site as a promotional tool is also less expensive than other methods, is interactive and reaches a global audience. Our Web site has several features, including the following:

  information about the advantages of our patented technologies, accompanied by articles published by third parties about our products;
  virtual demonstrations of our technologies and products;
  technical data to assist design engineers in designing ICPs and electronic products using Duraswitch components;
  e-mail communication links to our design engineers and sales representatives to facilitate dialogue about how our technologies can be integrated into customers’ products;
  information on products available through our current licensees’ customers; and
  benefits and the process for obtaining information about licensing rights to utilize and manufacture Duraswitch technologies.

     Public Relations. We target technical periodicals for media exposure in an effort to raise awareness of Duraswitch technologies and our licensing strategy. Our public relations campaigns have included editorial coverage of our technologies, co-operative advertising opportunities with licensees and listings in industry-specific supplier guides. We believe this is a cost-effective method of capturing the attention of design engineers and OEMs and educating them on the benefits of our technologies. Articles on our technologies have been included in numerous trade publications including Design News, EDN (Electronic Design News), EE Times, Electronic Buyers News, ECN (Electronic Component News), as well as industry-specific publications such as Appliance Magazine, National Petroleum News, and Elevator World.

     Seminars and Trade Shows. We present educational seminars about our technologies at vendor-sponsored events for product design engineers. At these seminars, we are able to meet attendees and provide them with information about our technologies through multi-media presentations, product demonstrations, brochures and samples. We support the efforts of, and often partner with, licensees and technology partners to broaden awareness of our technologies at these events. For example, at electronica 2002, the world’s largest international summit for the electronics industry held bi-annually in Germany, Duraswitch technologies were represented in several licensee booths in addition to our own sales team’s attendance.

     Our sales and marketing team conducts regional training seminars for licensees and their sales representatives. Over the past year, we have held six seminars, training approximately 115 sales representatives on the advantages of our technologies.

Competition

     We operate in an industry characterized by intense competition. We believe that our primary competitors are manufacturers of electro-mechanical and dome membrane switches. Many of these manufacturers have established products, broad brand and name recognition and significantly greater resources than we do. Our strategy has not been to compete directly with these manufacturers, but to offer to license them our switch technologies. If these manufacturers, as licensees, incorporate our technology into their switches, we will have converted our competitors into business partners.

     While a licensing business model fosters cooperation, switch manufacturers may not adopt Duraswitch’s technologies. In particular, manufacturers may be reluctant to alter current designs or have other long-standing relationships that may affect the manufacturers’ decision to use one technology over another, even if our technologies offer additional benefits.

Employees

     As of February 28, 2003, we had 26 employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Item 2. Properties.

     Our principal administrative, design, testing and prototype manufacturing facilities are located in Mesa, Arizona, where we presently lease 33,650 square feet of office and manufacturing space in a building located at 234 South Extension Road. This facility consists of approximately 10,000 square feet of office space and 23,650 square feet of testing and prototype manufacturing space. Our lease terminates on January 1, 2004, subject to our option to extend the term for an additional two years. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

     From time to time we may be subject to claims and litigation incident to our business. As of February 28, 2003, we were not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

     Our common stock has been listed on the NASDAQ SmallCap Market under the symbol “DSWT” since December 20, 2002 and was listed on the NASDAQ National Market System from October 11, 2000 to December 19, 2002. Between August 26, 1999 and October 10, 2000, our common stock was traded on the American Stock Exchange under the symbol “DRA.” Prior to August 26, 1999, our common stock was traded on the OTC Bulletin board under the symbol “DSWT.” The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the NASDAQ National Market or NASDAQ SmallCap Market, as applicable.

	High	Low

Fiscal Year Ended December 31, 2002

First Quarter	$9.20	$7.00
Second Quarter	8.02	4.93
Third Quarter	7.41	2.40
Fourth Quarter	2.53	0.89

Fiscal Year Ended December 31, 2001

First Quarter	$12.25	$10.13
Second Quarter	17.92	12.70
Third Quarter	16.25	12.33
Fourth Quarter	12.50	7.04

Dividends

     We have never declared any cash dividends on our common stock since we currently intend to retain any future earnings to finance future growth. We do not intend to declare any dividends on our common stock in the foreseeable future.

Holders

     As of February 28, 2003, there were approximately 308 holders of record of our common stock. We believe that our common stock is held by more than 2,500 beneficial holders.

Item 6. Selected Financial Data.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data (1)
Licensing revenue	$747	$835	$533	$—	$—
Product revenue	25	150	1,786	1,674	1,355
Total net revenue	772	985	2,319	1,674	1,355
Gross profit (loss)	616	728	264	(355)	55
Net loss	(4,706)	(5,390)	(4,110)	(3,475)	(1,599)
Non-cash discount (2)	—	—	—	—	(740)
Net loss attributable to common stockholders	$(4,706)	$(5,390)	$(4,110)	$(3,475)	$(2,339)
Net loss per common share,
basic and diluted	$(0.49)	$(0.57)	$(0.49)	$(0.58)	$(0.55)
Weighted average common shares outstanding,
basic and diluted	9,532	9,443	8,436	6,034	4,269

(1)	No cash dividends were declared or paid in any year presented.
(2)	A non-cash charge of $740,000 was incurred in connection with a beneficial conversion feature relating to the sale of convertible preferred stock on June 29, 1998.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$7,037	$12,016	$16,446	$5,885	$144
Total assets	9,502	14,816	19,098	8,238	1,528
Long-term debt, net of current portion	8	26	44	125	158
Total stockholders’ equity	$6,857	$11,532	$15,749	$6,871	$752

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in this report include, but are not necessarily limited to, those relating to our:

  beliefs regarding the competitive technological advantages and anticipated commercial success of our technologies;
  intention to achieve widespread commercial acceptance of our licensed technologies;
  ability to obtain new licensees;
  ability to develop new or existing switch technologies;
  objective to establish Duraswitch technologies as the design standard in the electronic switch and ICP industries;
  estimates of anticipated growth in the switch and ICP markets;
  success in developing new or enhanced products to take advantage of market opportunities or to respond to competition;
  ability to gain the manufacturing industry’s acceptance and demand for our technology licenses;
  licensees’ willingness and ability to successfully market our technologies to new and existing customers; and
  opportunities derived from our investments.

     When you consider the forward-looking statements in this report, you should keep in mind the cautionary information located elsewhere in this report. Our performance may differ materially from that contemplated by such forward-looking statements as a result of certain risk factors, including but not limited to those set forth below.

     Our technologies may not gain market acceptance. Our success will depend in part on the commercial acceptance of our patented technologies. To be accepted, our technologies must meet the expectations of our potential customers. We market our technologies directly to OEMs, whose products utilize switches, and to our licensees to encourage them to incorporate our technologies in the switches they supply to OEMs, focusing on the advantages of our switches over the electro-mechanical and dome membrane switches. If the OEMs or our licensees ultimately decide to continue with their existing switch technologies, our business would be adversely affected.

     Should we be unable to protect our proprietary technologies, their value and our competitive position would be significantly impaired. Although we seek to protect our intellectual property rights through patents, copyrights, trade secret protection and other measures, we may be unable to adequately protect our technologies;
  competitors may be able to develop similar or better technologies independently;
  any of our pending patent applications may not be issued; or
  intellectual property laws may not continue to protect our intellectual property rights, particularly as we expand our licensing in foreign countries where the local laws do not provide a strong protection of intellectual properties or recognize international treaties.

     Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to license technology. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property claims against technologies used in our business. Any such claims, with or without merit, could be time-consuming to defend, would result in costly litigation and divert the efforts of our personnel. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. Additionally, we might be unable to obtain royalty or license agreements on terms acceptable to us. A successful claim of patent or other intellectual property infringement against us could have a material adverse affect on our business. We are not currently involved in any litigation to protect our technologies from infringement or to defend against claims of infringement.

     Our quarterly revenue and operating results may fluctuate. Our results may fluctuate from those in prior quarters and will continue to do so due to a variety of factors. These factors include:

  the establishment, growth or loss of licensee relationships;
  the timing of introductions, production and sales cycles of new products by our licensees incorporating our technologies, which is at the discretion of our licensees and their customers; and
  market acceptance of our technologies.

     Our stock price may be volatile. The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decrease regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as, but not limited to:

  actual or anticipated fluctuations in operating results;
  announcements of our technologies or our competitors’ technologies, new licensees or other business developments;
  sales or the perception in the market of possible sales by insiders or others which could have a disproportionate effect on our stock price due to our typically low trading volume.

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from August 26, 1999, the date we became a reporting company, to March 14, 2003, the price of our common stock ranged from $0.67 to $17.92 per share. On March 14, 2003, the last reported sale price of our common stock was $0.70.

     The market price of our common stock has been, and is likely to continue to be, significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views.

     We depend on our management team. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business. We depend upon the services of Robert J. Brilon, our Chief Executive Officer, President and Chief Financial Officer and Anthony J. Van Zeeland, our Chief Operating Officer and Executive Vice President Engineering. Mr. Brilon has extensive experience in the formation, financing and management of entrepreneurial companies. Mr. Van Zeeland has over 30 years experience in the switch industry. We have employment agreements with both of these individuals for terms that expire in April 2004.

     We depend on our relationship with Delphi. We enter into license agreements and other similar contractual relationships under which we license our technologies. Any termination or breach of our relationship with Delphi, cessation of operations by Delphi, or non-performance under the license agreement by Delphi, could have a material adverse effect on our business. Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     We may have difficulty protecting our intellectual property rights overseas. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in some foreign countries. Because some of our products are sold and a portion of our business is conducted overseas, our exposure to intellectual property risks may be higher.

     Rights to acquire shares of common stock could result in dilution to other holders of common stock. As of December 31, 2002, we had issued options to purchase 1,072,699 shares of common stock under our stock option plans at a weighted average exercise price of $9.61 per share. We have filed registration statements under the securities laws to register the common stock to be issued under our stock option plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144. In addition, there were outstanding warrants to purchase 472,059 shares of common stock at a weighted average exercise price of $7.15 per share. The existence of such stock options could adversely affect the terms on which we can obtain additional financing, and the option holders can be expected to purchase shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such options.

     We have a history of operating losses and expect to incur losses in the immediate future. We have had substantial losses since our inception and we expect to incur additional losses as we expand our licensing business. We expect to commit substantial resources to the establishment of new licensee relationships and sales and training capabilities.

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

     Our growing international business activities subject us to risks that could reduce the demand for our products and increase our operating expense. In 2002, net revenue from international licensees represented 12% of our total net revenue. We have been expanding our licensing business with international licensees and expect that net revenue from international licensees will increase. To date, all of our licensing revenue and substantially all of our costs have been denominated in U.S. dollars. We expect that net revenue and substantially all of our costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including the following:

  different technology standards and design requirements;
  longer payment cycles for and greater difficulties collecting accounts receivable;
  fluctuations in currency exchange rates;
  nationalization, expropriation and limitations on repatriation of cash;
  social, economic, banking and political risks;
  taxation;
  changes in U.S. laws and policies affecting trade, foreign investment and loans; and
  changes in enforcement of laws protecting intellectual property.

General

     The following discussion should be read in conjunction with our audited consolidated financial statements and associated notes appearing elsewhere in this report.

     We have developed, patented and licensed innovative technologies utilizing a magnetic-based design for electronic switches. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technologies. We believe these patented and patent-pending technologies allow us and our licensees to provide innovative solutions to the design challenges faced by OEMs and component suppliers.

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

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Revenue Recognition. We enter into licensing agreements with our customers. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize licensing revenue and licensing cost of goods sold. In some cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee.

     Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred revenue. This deferred revenue is recognized as licensing revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee is directly manufacturing our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue is being amortized over the initial seven-year term of the agreement. (See Note 7 of our Notes to Consolidated Financial Statements.)

     Inventory Valuation. Our inventory is primarily comprised of licensed components which are sold to licensees and raw materials which are primarily used for research and development projects and manufacturing marketing samples. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.

     Impairment or Disposal of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and the goodwill associated with the acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets .

     We evaluate the recoverability of property and equipment and intangibles (excluding goodwill) not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to its carrying value. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     We evaluate goodwill for impairment by comparing the estimated fair value of our company, which is the only reporting unit, with the carrying value, including goodwill. The estimated fair value is based on the best information available under the circumstances, including quoted market prices in stock markets, valuation techniques based on earnings, or independent valuations. If the fair value of our company exceeds the carrying amount, goodwill is not considered to be impaired. If the carrying amount of our company exceeds our fair value, the fair value of the goodwill is calculated, and the excess of the carrying value of the goodwill over its fair value is recorded as an impairment loss. To determine the fair value of goodwill, our fair value is allocated to all of our assets and liabilities, and any excess of fair value of our company over the fair value of our assets and liabilities is the estimated fair value of goodwill.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Net Revenue. During 2000, we started to implement our new business model of licensing our technologies rather than manufacturing switches ourselves. We completed this transition in June 2001 and expect substantially all of our future revenues to come from our licensing efforts. As of December 31, 2002, we had 23 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to decrease during our transition to licensing. Concurrently, our gross profits as a percentage of revenue increased because the cost of goods sold associated with licensing is much lower than with manufacturing.

     We recorded net revenue of $772,169 for the year ended December 31, 2002, compared to $985,312 for the year ended December 31, 2001, a decrease of $213,143. The decrease is due primarily to the expected decrease in product revenue as a result of the completion of our transition from manufacturing to licensing switch technologies and decreased licensing revenue resulting from a decrease in per-switch royalties and a decrease in the per-design review revenue.

     Licensing revenue was $747,494 and $835,541 for the years ended December 31, 2002 and 2001, respectively, a decrease of $88,047 or 11%. Our licensing revenue is primarily comprised of the recognition of revenue resulting from the recognition of deferred revenue from our license agreement with Delphi and per-switch revenue from non-exclusive licensees who manufacture switches incorporating our technologies. The per-switch revenue includes royalties and revenue from the sale of licensed components.

     To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The number of unit sales of royalty-bearing PushGates has increased during the last three years from approximately one million in 2000, 1.8 million in 2001, to 2.8 million in 2002. Revenue has not tracked this increase because the average revenue earned per PushGate during 2002 was just over $0.10, the low end of the $0.10-0.30 range, compared to average per-PushGate revenue of $0.17 in 2001. The increase in the quantity of licensed components sold was primarily related to a large sale to one licensee. The decrease in the per-switch royalties resulted from volume discounts. Licensing revenue was also impacted by a decrease in fees related to the review of customer designs. The primary reason for the decrease in design review fees was a reduction of the amount billed per-design review. At the same time, we experienced an increase in the number of design reviews. As contemplated in our license agreements, we have lowered these fees as our licensees have gained experience and become more proficient with our technologies as well as to remove barriers to commercial acceptance.

     We anticipate that licensing revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it depends on the licensees’ ability to market, produce and ship products that incorporate our technologies. We believe that the amount of licensing revenue for any period is not necessarily indicative of results for any future period.

     Our license agreement with Delphi generated licensing revenue of $409,380 or 55% of our licensing revenue and 53% of our total net revenue for the year ended December 31, 2002 and $411,362 or 49% of our licensing revenue and 42% of our total net revenue for the year ended December 31, 2001. Licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue, which was received in 2000.

     Product revenue was $24,675 and $149,771 for the years ended December 31, 2002 and 2001, respectively, a decrease of $125,096. The decrease reflects our transition to a technology licensing company. The $24,675 of product revenue for the year ended December 31, 2002 was related to fees for engineering services we had provided to a customer in prior periods that were in dispute. We do not expect to have any significant product revenue in the future.

     Cost of Goods Sold. Cost of goods sold was $156,406 for the year ended December 31, 2002, compared to $256,838 for the year ended December 31, 2001, a decrease of $100,432. The decrease in cost of goods sold and the increase in gross profit as a percentage of revenue to 80% in 2002 from 74% in 2001 reflects our transition from the low-margin business of manufacturing switch panels to the high-margin business of licensing. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us and the recognition of deferred revenue from our licensing agreement with Delphi.

     Licensing cost of sales for 2002 was $156,406 compared to $100,540 in 2001, an increase of $55,866. The increase in licensing cost of goods sold for the year ended December 31, 2002 was primarily due to a $73,171 charge to licensing cost of goods sold related to earlier versions of licensed components that will no longer be promoted and will only be considered as an alternative to our current licensed component inventories in limited circumstances. This increase was offset by a 34% reduction in our per-unit cost of licensed components and decreased sales of other materials with low gross margins.

     Product cost of goods sold was $0 in 2002 compared to $156,298 in 2001, a decrease of $156,298. The decrease in product cost of goods sold was due to the completion of our transition to a licensing business model from a product-based model.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,857,609 for 2002, compared to $3,899,652 for 2001, a decrease of $1,042,043. Selling, general and administrative expenses in 2001 included a charge of $397,431 related to costs associated with the resignation of our former Chief Executive Officer. No such charge was recorded in 2002. The remainder of the decrease in selling, general and administrative expenses was primarily related to reductions in executive and support personnel.

     Research and Development. Research and development expenses were $2,614,905 for 2002, compared to $2,773,221 for 2001, a decrease of $158,316. The decrease was primarily attributable to costs related to decreased research and development personnel. During 2001, research and development expenses increased every quarter as we ramped up our research and development activities to expand our technology portfolio and develop various adaptations of our core technologies. We added personnel and increased our modeling and testing capabilities, resulting in increased costs. As we entered 2002, we began to reduce these expenses primarily by reducing research and development personnel. In 2002, research and development expenses decreased each quarter from the preceding quarter.

     In October 2002, we announced cost-cutting initiatives that included significant reductions in research and development personnel focused on new technologies. The personnel reductions were completed by the end of 2002. We have created a portfolio of patented and patent-pending technologies, which are available through our licensees. The efforts of our remaining research and development personnel will continue to be directed at gaining commercial acceptance of these technologies as opposed to also focusing on the creation of new technologies. They will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.

     Loss from Operations. As a result of the decreases in selling, general and administrative expenses and research and development expenses, loss from operations decreased to $4,856,751 for the year ended December 31, 2002, compared to $5,944,399 for the year ended December 31, 2001, a decreased loss of $1,087,648.

     Other Income-Net. Other income-net was $150,699 for 2002, compared to $554,245 for 2001, a decrease of $403,546. The decrease in other income-net is due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

     Net Loss. The decrease of $684,102 or 13% in the net loss to $4,706,052 for the year ended December 31, 2002 from $5,390,154 for the year ended December 31, 2001 was primarily a result of decreased selling, general and administrative expenses and decreased research and development expenses, which were offset by the reduction in investment income.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Net Revenue. We recorded net revenue of $985,312 for the year ended December 31, 2001, compared to $2,318,736 for the year ended December 31, 2000, a decrease of $1,333,424. The decrease in our net revenue was primarily due to our shift in our business model from switch manufacturing to technology licensing. Accordingly, our licensing revenue for 2001 increased to $835,541 compared to $533,137 in 2000, an increase of $302,404, and our product sales revenue decreased to $149,771 for 2001 compared to $1,785,599 for 2000, a decrease of $1,635,828.

     During 2000, we started to implement our new business model of licensing our technologies rather than manufacturing switches ourselves. We completed this transition and expect almost all of our future revenue to come from our licensing efforts. As of December 31, 2001, we had 24 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to decrease as we transitioned to a licensing business model. During the transition, we referred our switch customers and product sales leads to our licensees. As expected, product revenues decreased as we completed delivery against our remaining customer purchase orders.

     The shift in our business model from manufacturing to licensing and the addition of licensed manufacturers during the year accounted for the increase in our licensing revenue. Our license agreement with Delphi generated licensing revenue of $411,362 or 49% of our licensing revenue and 42% of our total net revenue for the year ended December 31, 2001 and $277,860 or 52% of our licensing revenue and 12% of our total net revenue for the year ended December 31, 2000. Licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue which was received in 2000.

     Product revenue was $149,771 and $1,785,599 for the years ended December 31, 2001 and 2000, respectively, a decrease of $1,635,828 resulting from the implementation of our new business model, which called for transitioning away from switch manufacturing. Our revenue in 2000 was primarily generated from designing, developing, and producing prototypes of customer switch applications and low volume production runs. Additionally, we had been performing pursuant to a long-term purchase order with Siemens Building Technologies, Inc. This purchase order was completed in the second quarter of 2001 and generated 74% of our product revenue for the year ended December 31, 2001. This project has been transitioned to one of our licensees.

     Cost of Goods Sold. Cost of goods sold was $256,838 for 2001, compared to $2,054,655 for 2000, a decrease of $1,797,817. The decrease in cost of goods sold reflected our transition from the low-margin business of manufacturing to the high-margin business of licensing. Licensing cost of sales for 2001 was $100,540 compared to $49,666 in 2000, an increase of $50,874 reflecting the growth of our licensing business.

     Product cost of goods sold was $156,298 in 2001 compared to $2,004,989 in 2000, a decrease of $1,848,691. The decrease in product cost of goods sold was primarily due to our transition to a licensing business model from a manufacturing model. The decrease in overall cost of goods sold as a percentage of net revenue was primarily due to the higher gross margins we achieved through our licensing agreements and decreased manufacturing costs by utilizing our licensees and subcontractors for manufacturing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,899,652 for 2001, compared to $3,343,605 for 2000, an increase of $566,047. The increase in selling, general and administrative expenses was primarily related to costs associated with the former Chief Executive Officer’s resignation. Under the terms of his agreement, in the event of resignation, he was entitled to salary and benefits for an 18-month period. As a result, we recorded a charge of $397,431 in 2001. Costs associated with additional sales and administrative personnel during 2001 also contributed to the increase.

     Research and Development. Research and development expenses were $2,773,221 for 2001, compared to $1,716,825 for 2000, an increase of $1,056,396. The increase was primarily attributable to costs related to additional research and development personnel, expanded modeling and testing capabilities and related occupancy costs.

     Loss from Operations. As a result of the factors described above, the loss from operations was $5,944,399 for 2001, compared to $4,796,349 for 2000, an increase of $1,148,050.

     Other Income-Net. Other income-net was $554,245 for 2001, compared to $686,472 for 2000, a decrease of $132,227. The decrease in other income-net was due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

     Net Loss. As a result of the factors described above, the net loss was $5,390,154 for 2001, compared to $4,109,877 for 2000, an increase of $1,280,277.

Liquidity and Capital Resources

     We had cash and cash equivalents of $7,036,959 on December 31, 2002. During the past two years, we have experienced decreases in our cash and cash equivalents primarily as a result of cash used in operations offset by the proceeds from the stock sales related to the exercise of employee stock options. During 2000, we experienced an increase in our cash and cash equivalents primarily due to our equity transactions with Delphi and our licensing agreement with Delphi. (See Note 7 of our Notes to Consolidated Financial Statements.)

     Net cash used in operating activities during the year ended December 31, 2002 was $4,717,947. Cash used in operating activities consisted primarily of the net loss and a decrease in deferred licensing revenue of $406,727 partially offset by depreciation and amortization of $410,976.

     Net cash used in investing activities during the year ended December 31, 2002 was $275,916. Our net cash used in investing activities consisted primarily of investments in patents and purchases of computer equipment, modeling and test equipment.

     Net cash provided by financing activities during the year ended December 31, 2002 was $14,392, consisting primarily of net proceeds from the sale of stock related to the exercise of employee stock options, offset by principal payments on debt and lease obligations.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     At December 31, 2002, we had approximately $19.9 million in net operating loss carryforwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carryforwards, which expire in 2011 through 2021.

     We have employment and separation agreements with our executive officers. These agreements call for a base salary and bonuses based upon our performance. These agreements also provide for salary and benefits in the event of separation. Effective December 31, 2001, our former Chief Executive Officer resigned his position. His employment agreement provided for salary and benefits in the event of termination or resignation. As such, we recorded a charge of $397,431 during the year ended December 31, 2001 to be paid over an 18-month period. At December 31, 2002, $180,629 remained to be paid.

     We have experienced significant operating losses since our inception. In October 2002, we announced cost-cutting initiatives that included significant reductions in personnel. The announced personnel reductions were completed by the end of the fourth quarter of 2002. We anticipate that our cash and working capital requirements will decrease in 2003 from 2002 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

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

     The following table sets forth our contractual obligations and commitments as of December 31, 2002:

	Payments Due by Period

Contractual obligations	Less than 1 year	1-3 years	Thereafter	Total

Capital lease obligations	$20,825	$8,766	$—	$29,591
Operating leases	225,091	1,098	—	226,189
Purchase order obligations (1)	168,011	—	—	168,011

Total contractual cash obligations	$413,927	$9,864	$—	$423,791

(1)	Our purchase order obligations represent open commitments to acquire licensed components within the next twelve months.

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

     Additionally, we are exposed to some market risk through interest rates related to our investment of cash and cash equivalents of approximately $7 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

     Presently, all of our receivables and substantially all of our payments are denominated in U.S. dollars and, consequently, we believe we have no foreign currency exchange rate risk. However, in the future, we may enter into agreements in foreign currencies that may subject us to foreign exchange rate risk. There can be no assurance that our future efforts to reduce foreign exchange risk will be successful.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Duraswitch Industries, Inc.
Mesa, Arizona

We have audited the accompanying consolidated balance sheets of Duraswitch Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

February 15, 2003

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,036,959	$12,016,430
Accounts receivable (net of allowance for doubtful accounts
of $12,000 in 2002 and $17,500 in 2001)	11,191	101,934
Inventory – Net (Note 4)	192,915	275,919
Prepaid expenses and other current assets	168,121	186,658

Total current assets	7,409,186	12,580,941

PROPERTY AND EQUIPMENT – Net (Notes 5 and 8)	786,506	1,052,603
GOODWILL – Net	443,874	443,874
PATENTS – Net (Note 6)	743,447	588,272
OTHER ASSETS	119,116	150,459

TOTAL	$9,502,129	$14,816,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,933	$84,812
Accrued salaries and benefits	500,413	575,738
Other accrued expenses and other current liabilities	231,973	166,912
Deferred licensing revenue (Note 7)	460,803	458,150
Current portion of capital leases payable (Note 8)	18,110	17,457

Total current liabilities	1,235,232	1,303,069

LONG-TERM LIABILITIES:
Capital leases payable (Note 8)	8,213	26,323
Other non-current liabilities (Note 13)	36,750	181,240
Deferred licensing revenue - long-term (Note 7)	1,364,601	1,773,981

Total long-term liabilities	1,409,564	1,981,544

Total liabilities	2,644,796	3,284,613

COMMITMENTS AND CONTINGENCIES (Notes 3 and 13)
STOCKHOLDERS’ EQUITY (Notes 9 and 10):
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued and outstanding in 2002 and 2001	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in
2002 and 2001, 9,534,195 and 9,528,695 shares issued and
outstanding in 2002 and 2001, respectively	9,534	9,529
Additional paid-in capital	27,317,314	27,285,470
Accumulated deficit	(20,469,515)	(15,763,463)

Total stockholders’ equity	6,857,333	11,531,536

TOTAL	$9,502,129	$14,816,149

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
NET REVENUE (Note 3):
Licensing (Note 7)	$747,494	$835,541	$533,137
Product	24,675	149,771	1,785,599

Total net revenue	772,169	985,312	2,318,736

COST OF GOODS SOLD:
Licensing	156,406	100,540	49,666
Product	—	156,298	2,004,989

Total cost of goods sold	156,406	256,838	2,054,655

Gross profit	615,763	728,474	264,081

OPERATING EXPENSES:
Selling, general and administrative	2,857,609	3,899,652	3,343,605
Research and development	2,614,905	2,773,221	1,716,825

Total operating expenses	5,472,514	6,672,873	5,060,430

LOSS FROM OPERATIONS	(4,856,751)	(5,944,399)	(4,796,349)
OTHER INCOME – Net	150,699	554,245	686,472

NET LOSS	$(4,706,052)	$(5,390,154)	$(4,109,877)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.49)	$(0.57)	$(0.49)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	9,532,463	9,443,313	8,435,856

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock		Note Receivable	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

BALANCE, JANUARY 1, 2000	7,495,594	$7,496	$(147,263)	$13,273,927	$(6,263,432)	$6,870,728
Issuance of option to purchase stock
for cash (Notes 7 and 9)				688,132		688,132
Issuance of warrant to purchase stock
for cash (Notes 7 and 9)				446,206		446,206
Stock option excerised (Notes 7 and 9)	1,651,846	1,652		11,499,510		11,501,162
Employee stock options exercised	76,386	76		119,993		120,069
Stock warrants exercised	42,870	43		84,964		85,007
Cash received from note receivable			147,263			147,263
Net loss					(4,109,877)	(4,109,877)

BALANCE, DECEMBER 31, 2000	9,266,696	9,267	—	26,112,732	(10,373,309)	15,748,690

Employee stock options exercised	261,999	262		1,172,738		1,173,000
Net loss					(5,390,154)	(5,390,154)

BALANCE, DECEMBER 31, 2001	9,528,695	9,529	—	27,285,470	(15,763,463)	11,531,536

Employee stock options exercised	5,500	5		31,844		31,849
Net loss					(4,706,052)	(4,706,052)

BALANCE, DECEMBER 31, 2002	9,534,195	$9,534	$—	$27,317,314	$(20,469,515)	$6,857,333

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,706,052)	$(5,390,154)	$(4,109,877)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	410,976	418,546	294,023
Loss on disposal of equipment	7,205	2,552	4,792
Reserve for inventory obsolescense	125,000	—	—
Bad debt expense	11,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	79,743	122,485	13,974
Inventory	(41,996)	(24,936)	285,511
Prepaid expenses and other current assets	18,537	4,338	(21,618)
Accounts payable	(60,879)	32,343	(190,082)
Accrued salaries and benefits	(75,325)	254,089	(140,365)
Other accrued expenses and other current liabilities	65,061	(57,377)	(3,887)
Other non-current liabilities	(144,490)	181,240	—
Deferred licensing revenue	(406,727)	(429,111)	2,661,242

Net cash used in operating activities	(4,717,947)	(4,885,985)	(1,206,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(192,803)	(283,464)	(185,102)
Decrease (increase) in other assets	7,914	14,838	(164,425)
Repayment of (payment of) advance to employee	—	40,000	(40,000)
Proceeds from Camplex	—	—	31,578
Proceeds from sale of equipment	—	7,000	—
Purchases of property and equipment	(91,027)	(448,488)	(483,290)

Net cash used in investing activities	(275,916)	(670,114)	(841,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	31,849	1,173,000	11,706,238
Payment received on note receivable	—	—	147,263
Proceeds from sale of warrant and option	—	—	1,134,338
Principal payments on notes payable and capital leases	(17,457)	(46,035)	(304,576)
Net repayments on line of credit	—	—	(75,000)

Net cash provided by financing activities	14,392	1,126,965	12,608,263

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,979,471)	(4,429,134)	10,560,737
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,016,430	16,445,564	5,884,827

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,036,959	$12,016,430	$16,445,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION – Cash paid for interest	$5,413	$12,169	$39,347

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of equipment through capital lease	—	—	34,800
Services received in exchange for reduction of advance to Camplex	—	—	10,000

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Duraswitch Industries, Inc. (the “Company”) develops, patents and licenses electronic switch technologies used to operate or control products in a wide variety of commercial and consumer applications. The Company has built domestic and foreign patent protection for its technologies and is entering into license agreements with switch manufacturers and OEMs worldwide to achieve widespread distribution of its technologies. During 2000, the Company started to implement its new business model of licensing its technologies rather than manufacturing switches. The Company has completed this transition and expects almost all of its future revenue to come from its licensing efforts. Licensing royalties are earned on a per switch basis.

     The Company has experienced significant operating losses since its inception. The Company raised net proceeds of approximately $8.2 million from its public offering in August 1999. In May 2000, the Company received $4.0 million from Delphi Automotive Systems LLC, (“Delphi”), for the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry, a warrant to purchase 225,000 shares of stock and a short-term option to purchase approximately 1.65 million shares of common stock. In June 2000, Delphi exercised this option to purchase approximately 1.65 million shares of the Company’s common stock, representing approximately 18% of the Company’s outstanding shares, for approximately $11.5 million in cash.

     The Company believes that it will be able to meet its presently projected cash and working capital requirements for at least the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company’s ability to increase revenue, control expenditures and become profitable.

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

     Principles of Consolidation. All material intercompany balances and transactions have been eliminated in consolidation.

     Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     Inventory. Inventory is carried at the lower of cost, determined using the FIFO (“first-in, first-out”) method, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. The Company bases the estimate on its assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in its estimates, additional inventory write-downs might be required. The Company reflects any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to it.

Property and Equipment. Depreciation is computed using the straight-line method over the useful lives of the related assets as follows:
Computer software	3 years
Computer equipment	5 years
Other machinery and equipment	5 years
Office furniture and fixtures	7 years

     Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the lease.

     Patents. Patents are reported at cost, net of accumulated amortization, and are amortized using the straight-line method over the estimated life of twenty years.

     Goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method of accounting for business combinations, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations. Total goodwill amortization for each of the years ended December 31, 2001 and 2000 was $72,946. Accordingly, the net loss for the years ended December 31, 2001 and 2000, assuming non-amortization of goodwill, would have been $5,317,208 and $4,036,931, respectively. Net loss per share, basic and diluted, would have been $0.56 and $0.48 for the years ended December 31, 2001 and 2000, respectively.

     Revenue Recognition. The Company enters into licensing agreements with its customers. The Company’s licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from Duraswitch. The licensed component revenue includes the royalty for the rights to manufacture, assemble and sell patented Duraswitch technologies. In some cases, where no components are supplied, the Company is paid a royalty per switch manufactured. The Company’s non-exclusive licensees pay royalties of between $0.08 and $0.75 per switch depending on the type of switch and volume. The terms of some of its license agreements require prepayment of royalties to the Company. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. Royalties are considered earned when the licensee purchases component parts from the Company or, when component parts are not supplied by Duraswitch, royalties are considered earned when the licensee manufactures a switch utilizing Duraswitch technologies. The deferred revenue received from Delphi in 2000 is being amortized over the initial seven-year term of the exclusive license agreement.

     Stock-Based Compensation. At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 2.9 percent, 4 percent, and 6.5 percent for options granted in 2002, 2001 and 2000, respectively, an expected life of three years, an expected volatility rate of 69 percent, 56 percent and 48 percent for options granted in 2002, 2001 and 2000, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(4,706,052)	$(5,390,154)	$(4,109,877)
Less: Total stock-based employee
expense determined under fair value
based method for all awards, net of
related tax effects	(350,212)	(634,663)	(483,118)

Pro forma net loss	$(5,056,264)	$(6,024,817)	$(4,592,995)

Loss per share:
Basic and diluted, as reported	$(0.49)	$(0.57)	$(0.49)

Basic and diluted, pro forma	$(0.53)	$(0.64)	$(0.54)

     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.

     Loss Per Common Share. Basic loss per share is computed by dividing the loss attributable to the stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. All stock options and warrants were anti-dilutive in 2002, 2001 and 2000.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of notes payable and capital leases approximate the carrying value of these instruments because the terms are similar to those in the marketplace under which they could be replaced.

     New Accounting Standards. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value for long-lived assets to be held and used or fair value less cost to sell for long-lived assets to be disposed of, whether reported in continuing operations or in discontinued operations. The standard became effective for the Company beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The standard is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect that this standard will have a material effect on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in this financial report and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications. Certain reclassifications were made to the 2001 and 2000 amounts to conform to the 2002 presentation.

3. CONCENTRATIONS

     The Company maintained its cash and cash equivalents in three financial institutions at December 31, 2002. At December 31, 2002, the Company maintained cash and cash equivalents at financial institutions in excess of federal depository insurance.

     In 2002, Delphi represented 53 percent of net revenue and Memtron Technologies represented 11 percent of net revenue. In 2001, Delphi represented 42 percent of net revenue and Siemens Cerberus represented 11 percent of net revenue. In 2000, Delphi represented 12 percent of net revenue and Ericsson, Inc. represented 19 percent of net revenue. Net revenue from Delphi resulted primarily from recognition of deferred licensing revenue which was received in 2000.

4. INVENTORY

     The Company’s inventory is primarily comprised of licensed components and other raw materials. The licensed components are sold to licensees and the other materials are primarily used for research and development projects and marketing samples. The sale of licensed components and other materials to licensees is recognized as licensing revenue and the cost of the components and other materials sold to licensees is recorded as licensing cost of goods sold when the components and other materials are shipped to the licensee. Other raw materials are primarily used to produce research and development pieces and marketing samples, which are expensed when used.

Inventory consists of the following at December 31:
	2002	2001

Raw materials:
Licensed components	$230,585	$170,779
Other materials	100,630	137,840
Less reserve for obsolete inventory	(138,300)	(32,700)

Inventory – net	$192,915	$275,919

The Company recorded charges of $125,000, $12,700 and $0 to increase the reserve for obsolete inventory in 2002, 2001 and 2000, respectively.

5. PROPERTY AND EQUIPMENT

	Property and equipment consists of the following at December 31:
	2002	2001

Computer equipment and software	$611,490	$669,207
Other machinery and equipment	720,077	660,648
Leasehold improvements	305,276	294,314
Office furniture and fixtures	122,209	113,151

Total	1,759,052	1,737,320
Less accumulated depreciation	(972,546)	(684,717)

Property & equipment – net	$786,506	$1,052,603

6. PATENTS

     Amortization expense for patents was $37,628, $32,673 and $18,499 for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated amortization expense for existing patents is $44,240 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	2002	2001

Patents	$884,797	$691,994
Accumulated amortization	(141,350)	(103,722)

Patents – net	$743,447	$588,272

7. DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment totaling $2,865,662 was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

     The licensing agreement with Delphi generated licensing revenue of $409,380 and $411,362 for the years ended December 31, 2002 and 2001, respectively, which primarily resulted from the recognition of deferred revenue which was received in 2000.

8. CAPITAL LEASES

     The Company has capital leases for property and equipment with a gross value of $71,662 and a net book value of $23,068 at December 31, 2002. The amortization of fixed assets acquired with capital leases is included in depreciation expense. At December 31, 2002, the present values of future minimum capital lease payments are as follows:

2003	$20,825
2004	8,766

Total	29,591
Less interest at rates ranging from 13% to 18%	3,268

Present value of minimum capital lease obligations	26,323
Less current portion of capital lease obligations	18,110

Long-term portion of capital lease obligations	$8,213

9. STOCKHOLDERS’ EQUITY

     Common Stock. The Company sold 2,000,000 shares of common stock for net proceeds of $8,196,312 in its 1999 public offering. On April 20, 2000, the Company sold a short-term option to Delphi to purchase 1,651,846 shares of non-registered common stock at $7.00 per share (Note 7). On June 19, 2000, Delphi exercised this purchase option to acquire 1,651,846 shares of common stock at $7.00 per share, representing approximately 18 percent of outstanding shares.

     Preferred Stock. As of December 31, 2002, no preferred stock is outstanding. The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

     Warrants. On November 20, 1998, pursuant to a consulting agreement and prior to becoming an employee of the Company, our current Chief Executive Officer was granted a warrant to purchase 47,059 shares of common stock at an exercise price of $3.19. If not exercised, these warrants will expire on November 20, 2003.

     On April 30, 1999, a stockholder exercised warrants to purchase 252,155 shares of common stock at a price of $1.98 per share. As payment for the exercise price, the stockholder paid approximately $250,000 in cash, agreed to cancel the Company’s $100,000 loan and executed a note payable to the Company in the amount of $147,263. This note bore interest at 8 percent per annum and was payable December 31, 1999. On December 30, 1999, the Company agreed to extend the due date to March 1, 2000. On February 24, 2000, this note was paid in full.

     In connection with the public offering that closed in September 1999, the underwriter was granted warrants to purchase 200,000 shares of common stock at an exercise price of $8.25 per share. If not exercised, these warrants will expire on August 26, 2004.

     On April 20, 2000, the Company sold a warrant to Delphi to purchase 225,000 shares of common stock at an exercise price of $7.00 per share. If not exercised, this warrant will expire on April 20, 2004 (Note 7).

     A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range

Balance, January 1, 2000	289,929	$1.98 - $8.25
Issued	225,000	$7.00
Exercised	(42,870)	$1.98

Balance, December 31, 2000	472,059	$3.19 - $8.25
Issued	—
Exercised	—

Balance, December 31, 2001	472,059	$3.19 - $8.25
Issued	—
Exercised	—

Balance, December 31, 2002	472,059	$3.19 - $8.25

10. STOCK OPTION PLANS

     Effective May 1, 1997, the Board of Directors approved a stock option plan (the “1997 Option Plan”). This plan provides for the granting of incentive and nonqualified stock options to officers, directors and employees of the Company. The plan also provides for the granting of nonqualified stock options to any director, consultant or other individual whose participation the Board of Directors determines to be in the best interest of the Company. The number of shares authorized for options under the 1997 Option Plan is 823,535.

     The Company’s 1999 Stock Option Plan (the “1999 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on March 8, 1999. The number of shares of common stock authorized subject to options under the 1999 Option Plan is 235,294 shares.

     The Company’s 2000 Stock Option Plan (the “2000 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on June 19, 2000 and was amended on May 20, 2002. The number of shares of common stock authorized subject to options under the 2000 Option Plan is 500,000 shares.

     The total number of shares available for grant under all three plans is 52,240 at December 31, 2002.

     The Company accounts for the fair value of the options issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not record compensation cost during 2002, 2001 and 2000 as no options were granted to non-employees other than to directors during that time period.

     As permitted by SFAS No. 123, the Company has elected to continue to measure cost for its stock-based compensation plans with employees and directors using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized, as the option prices are equal to or greater than fair market value of the stock on the grant dates.

     Options granted under all plans expire up to ten years from the date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.

     A summary of changes in stock options is as follows:

	Option Shares	Weighted Average Exercise Price

Balance, January 1, 2000	903,146	$11.60
Granted	170,976	$6.48
Exercised	(76,386)	$1.57
Expired or terminated	(23,944)	$13.50

Balance, December 31, 2000	973,792	$10.13
Granted	131,100	$10.55
Exercised	(261,999)	$4.50
Expired or terminated	(31,194)	$15.62

Balance, December 31, 2001	811,699	$10.13
Granted	301,400	$3.39
Exercised	(5,500)	$6.14
Expired or terminated	(34,900)	$7.35

Balance, December 31, 2002	1,072,699	$9.61

	2002	2001	2000

Exercisable at the end of the year	1,029,633	786,699	872,851

Weighted average fair value of options
granted during the year	$1.52	$4.29	$2.52

A summary of options outstanding and exercisable as of December 31, 2002 is as follows:

			Options Outstanding			Options Exercisable

Range of Exercise Price			Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$1.06	-	$1.32	180,496	9.7	$1.07	180,496	$1.07
$3.13	-	$3.50	20,200	6.8	$3.33	20,200	$3.33
$6.00	-	$10.85	618,115	7.2	$7.30	575,049	$7.36
$13.01	-	$22.31	253,888	5.0	$21.81	253,888	$21.81

$1.06	-	$22.31	1,072,699	7.1	$9.61	1,029,633	$9.74

11. INCOME TAXES

     Net deferred tax assets consist of the following at December 31:

	2002	2001

Deferred tax assets:
Operating loss carryforwards	$7,944,706	$5,955,008
Deferred licensing revenue	730,162	892,853
Research and development credits	370,349	190,090
Other	305,497	261,062

Total	9,350,714	7,299,013
Less valuation allowance	(8,970,556)	(6,977,284)

Total	380,158	321,729
Deferred tax liabilities:
Patents	(326,183)	(247,861)
Other	(53,975)	(73,868)

Total	$—	$—

     During the years ended December 31, 2002, 2001 and 2000, the Company increased the valuation allowance by $1,993,272, $3,437,316, and $1,083,000, respectively, against deferred tax assets. The increase in the valuation allowance recorded in 2002 and 2001 includes $3,463 and $1,121,965, respectively, for net operating loss carryforwards related to stock compensation. The benefit of the utilization of these net operating loss carryforwards would be recorded as a credit to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

     The Company’s net operating loss carryforwards of approximately $19.9 million for federal and state income tax purposes expire in 2011 through 2021.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2002, 2001 and 2000 due to the following:

	2002	2001	2000

Benefit calculated at statutory rate	$1,600,057	$1,832,652	$1,397,358
Increase (decrease) in income resulting from:
State income taxes, net	282,363	323,409	246,593
Permanent differences	107,389	159,290	(560,951)
Valuation allowance	(1,989,809)	(2,315,351)	(1,083,000)

Total	$—	$—	$—

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

	2002 - Quarter Ended,

	December 31	September 30	June 30	March 31

Licensing revenue	$174,986	$150,164	$237,412	$184,932
Product revenue	—	—	—	24,675
Total net revenue	174,986	150,164	237,412	209,607
Gross profit	85,074	140,916	196,190	193,583
Net loss	(1,155,968)	(1,060,925)	(1,196,346)	(1,292,813)
Net loss per common share,
basic and diluted (1)	$(0.12)	$(0.11)	$(0.13)	$(0.14)

	2001 - Quarter Ended,

	December 31	September 30	June 30	March 31

Licensing revenue	$252,270	$226,182	$174,620	$182,469
Product revenue	45,567	2,499	22,598	79,107
Total net revenue	297,837	228,681	197,218	261,576
Gross profit	236,850	202,164	148,300	141,160
Net loss	(1,871,456)	(1,292,302)	(1,286,728)	(939,668)
Net loss per common share,
basic and diluted (1)	$(0.20)	$(0.14)	$(0.14)	$(0.10)

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share may not equal the annual amounts reported.

13. COMMITMENTS

     Management Services Agreement. The Company has a management services agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technologies. This agreement remains in effect until the expiration of the last patent, which may be issued on the switch technologies. During 2002, 2001 and 2000, the Company paid approximately $5,100, $9,200 and $67,000, respectively, under this agreement.

     Employment and Separation Agreements. The Company has employment and separation agreements with its executive officers. These agreements call for a base salary and bonuses based upon the performance of the Company. These agreements also provide for salary and benefits in the event of separation.

     Effective December 31, 2001, the former Chief Executive Officer resigned his position. His employment agreement provided for salary and benefits in the event of termination or resignation. As such, the Company recorded a charge of $397,431 for the year ended December 31, 2001 to be paid over an 18-month period. At December 31, 2002, $180,629 remained to be paid.

     Lease Agreements. Rent expense for the periods ended December 31, 2002, 2001 and 2000 approximated $199,000 each year. Future minimum rental payments for 2003 are $225,091, $1,098 in 2004 and $0 thereafter.

14. SUBSEQUENT EVENT

     On January 15, 2003, the Company entered into a strategic alliance agreement with UTEK Corporation. UTEK has been engaged to identify and evaluate technology acquisition opportunities for the Company. As a result, the Company issued 83,478 shares of restricted common stock to UTEK. The term of the agreement is 12 months and the shares vest evenly over the 12-month period. The agreement may be cancelled by either party with 30 days notice. If the agreement is cancelled, all unvested shares would be returned to the company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item relating to our directors and executive officers is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Certain information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Equity Compensation Plan Information

     The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan and other warrants held as of December 31, 2002:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation
Plans Approved by
Stockholders	1,072,699	$9.61	52,240

Equity Compensation
Plans Not Approved
by Stockholders	472,059	$7.15	—

Total	1,544,758	$8.86	52,240

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures.

     Based on his evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Exhibits.

See attached exhibit list.

(b)	Reports on Form 8-K.

None.

(d)	Financial Statement Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2003	DURASWITCH INDUSTRIES, INC. /s/ Robert J. Brilon

Robert J. Brilon Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 20, 2003	By:	/s/ Robert J. Brilon

Robert J. Brilon,
Chairman of the Board, President, Chief
Executive Officer, Chief Financial Officer,
Secretary and Treasurer
(Principal Executive, Financial and
Accounting Officer)

Date: March 20, 2003	By:	/s/ Anthony J. Van Zeeland

Anthony J. Van Zeeland,
Director, Chief Operating Officer and
Executive Vice President Engineering

Date: March 20, 2003	By:	/s/ Michael A. Van Zeeland

Michael A. Van Zeeland,
Director

Date: March 20, 2003	By:	/s/ John W. Hail

John W. Hail,
Director

Date: March 20, 2003	By:	/s/ William E. Peelle

William E. Peelle,
Director

Date: March 20, 2003	By:	/s/ Lothar J. Veeser

Lothar J. Veeser,
Director

CERTIFICATION

I, Robert J. Brilon, certify that:
1.	I have reviewed this annual report on Form 10-K of Duraswitch Industries, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Robert J. Brilon

Robert J. Brilon
Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Exhibit Index

Exhibit.
No.	Description	Incorporated by Reference to:	Filed Herewith:

3.1	Amended and Restated	Form SB-2 filed with the SEC
	Articles of Incorporation	on August 26, 1999

3.2	Amended and Restated Bylaws	Form 10-KSB filed with the SEC
On March 30, 2001

4.1	Specimen Common Stock	Form SB-2 filed with the SEC
	Certificate	on August 26, 1999

10.1	Employment and Separation Agreement	Form SB-2 filed with the SEC on
	dated May 1, 1997 by and between	August 26, 1999
Duraswitch Industries, Inc.
and R. Terren Dunlap

10.1.1	July 30, 1999 Amendment to	Form SB-2 filed with the SEC on
	R. Terren Dunlap Employment	August 26, 1999
and Separation Agreement

10.2	Employment and Separation Agreement	Form SB-2 filed with the SEC on
	dated May 1, 1997 by and between	August 26, 1999
Duraswitch Industries, Inc.
and Anthony J. Van Zeeland

10.2.1	July 30, 1999 Amendment to Anthony	Form SB-2 filed with the SEC on
	J. Van Zeeland Employment and	August 26, 1999
Separation Agreement

10.3	Employment and Separation Agreement	Form SB-2 filed with the SEC on
	dated November 20, 1998 by and	August 26, 1999
between Duraswitch Industries, Inc.
and J. Thomas Webb

10.4	Employment and Separation Agreement	Form SB-2 filed with the SEC on
	dated November 20, 1998 by and	August 26, 1999
between Duraswitch Industries, Inc.
and Robert J. Brilon

10.4.1	Addendum #1 to Employment and	Form 10-KSB filed with the SEC on
	Separation Agreement dated	March 30, 2000
November 20, 1998 by and between
Duraswitch Industries, Inc.
and Robert J. Brilon

10.5	1997 Stock Option Plan	Form SB-2 filed with the SEC on
August 26, 1999

10.6	1999 Stock Option Plan	Form SB-2 filed with the SEC on
August 26, 1999

10.7	Form of Representative’s Warrants	Form SB-2 filed with the SEC on
August 26, 1999

10.8	Standard Sublease dated October 15,	Form SB-2 filed with the SEC on
	1998, as amended February 2, 1999,	August 26, 1999

by and between 234 South Extension,
L.L.C. and Duraswitch Industries, Inc.

10.9	Management Services Agreement	Form SB-2 filed with the SEC on
	dated May 1, 1997 by and between	August 26, 1999
Total Switch, Inc. and VanDun, LLC

10.10	Agreement for Assignment of Present	Form SB-2 filed with the SEC on
	and Future Inventions in Certain	August 26, 1999
Subject Matter dated May 1, 1997 by
and between Total Switch, Inc. and
Anthony J. Van Zeeland

10.11*	Licensing Agreement between Delphi	Form 8-K filed with the SEC on
	Automotive Systems LLC and	April 26, 2000
Duraswitch Industries, Inc. dated
April 20, 2000

10.12	2000 Stock Option Plan	Proxy Statement filed with the SEC on
May 12, 2000

10.13	2000 Stock Option Plan Amendment	Form 10-K filed with the SEC on
March 23, 2002

10.14	Warrant Agreement between		X
Duraswitch Industries, Inc. and
Robert J. Brilon

10.15	Shareholders’ Agreement dated June 19,		X
2000 among Duraswitch Industries, Inc.,
Delphi Automotive Systems Corporation,
and the Primary Shareholders named
therein

21	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

99.1	Certification pursuant to 18 U.S.C		X
Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act
of 2002

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.