Form 10-Q
period 2003-03-31
DURASWITCH INDUSTRIES INC
filed 2003-05-09
CIK 1054070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

                                       or

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

                                 (480) 586-3300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2003, there were 9,617,673 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           DURASWITCH INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2003   December 31, 2002
                                                                  --------------   -----------------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $  6,067,446      $  7,036,959
  Accounts receivable (net of allowance for doubtful accounts
    of $12,000 in 2003 and 2002)                                         48,708            11,191
  Inventory - Net                                                       244,894           192,915
  Prepaid expenses and other current assets                             263,732           168,121
                                                                   ------------      ------------
        Total current assets                                          6,624,780         7,409,186

PROPERTY AND EQUIPMENT - Net                                            704,469           786,506
GOODWILL - Net                                                          443,874           443,874
PATENTS - Net                                                           757,056           743,447
OTHER ASSETS                                                            113,259           119,116
                                                                   ------------      ------------
TOTAL ASSETS                                                       $  8,643,438      $  9,502,129
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $     83,328      $     23,933
  Accrued salaries and benefits                                         364,091           500,413
  Other accrued expenses and other current liabilities                  185,407           231,973
  Deferred licensing revenue (Note 2)                                   453,640           460,803
  Current portion of capital leases payable                              15,990            18,110
                                                                   ------------      ------------
        Total current liabilities                                     1,102,456         1,235,232
                                                                   ------------      ------------

LONG-TERM LIABILITIES:
  Capital leases payable                                                  6,069             8,213
  Other non-current liabilities                                          34,984            36,750
  Deferred licensing revenue - long-term (Note 2)                     1,271,423         1,364,601
                                                                   ------------      ------------
        Total long-term liabilities                                   1,312,476         1,409,564
                                                                   ------------      ------------
        Total liabilities                                             2,414,932         2,644,796
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized,
    no shares issued and outstanding in 2003 and 2002                        --                --
  Common stock, $.001 par value, 40,000,000 shares authorized in
    2003 and 2002, 9,617,673 and 9,534,195 shares issued and
    outstanding in 2003 and 2002, respectively                            9,618             9,534
  Additional paid-in capital                                         27,413,230        27,317,314
  Accumulated deficit                                               (21,194,342)      (20,469,515)
                                                                   ------------      ------------
        Total stockholders' equity                                    6,228,506         6,857,333
                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  8,643,438      $  9,502,129
                                                                   ============      ============

See notes to consolidated financial statements.

                           DURASWITCH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
NET REVENUE:
  Licensing                                        $    159,027    $    184,932
  Product                                                    --          24,675
                                                   ------------    ------------
      Total net revenue                                 159,027         209,607

COST OF GOODS SOLD:
  Licensing                                              17,053          16,024
  Product                                                    --              --
                                                   ------------    ------------
      Total cost of goods sold                           17,053          16,024
                                                   ------------    ------------

          Gross profit                                  141,974         193,583
                                                   ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative                   574,588         818,813
  Research and development                              310,440         717,397
                                                   ------------    ------------

      Total operating expenses                          885,028       1,536,210
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (743,054)     (1,342,627)

OTHER INCOME - Net                                       18,227          49,814
                                                   ------------    ------------

NET LOSS                                           $   (724,827)   $ (1,292,813)
                                                   ============    ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED       $      (0.08)   $      (0.14)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
  BASIC AND DILUTED                                   9,604,688       9,529,617
                                                   ============    ============

See notes to consolidated financial statements.

                           DURASWITCH INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (724,827)   $ (1,292,813)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    104,315         101,405
    Bad debt expense                                                                      --           6,500
    Stock compensation expense                                                        20,000              --
  Changes in operating assets and liabilities:
    Accounts receivable                                                              (37,517)        (14,432)
    Inventory                                                                        (51,979)         (5,198)
    Prepaid expenses and other current assets                                        (19,611)        (28,111)
    Accounts payable                                                                  59,395         (29,012)
    Accrued salaries and benefits                                                   (136,322)        (61,261)
    Other accrued expenses and other current liabilities                             (46,566)          8,843
    Other non-current liabilities                                                     (1,766)        (25,772)
    Deferred licensing revenue                                                      (100,341)        (94,781)
                                                                                ------------    ------------

         Net cash used in operating activities                                      (935,219)     (1,434,632)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in patents                                                                (24,151)        (57,005)
  Decrease in other assets                                                                --           2,600
  Purchases of property and equipment                                                 (5,879)        (19,230)
                                                                                ------------    ------------

         Net cash used in investing activities                                       (30,030)        (73,635)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock                                                         --          18,760
  Principal payments on capital leases                                                (4,264)         (5,598)
                                                                                ------------    ------------

         Net cash provided by (used in) financing activities                          (4,264)         13,162
                                                                                ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (969,513)     (1,495,105)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     7,036,959      12,016,430
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  6,067,446    $ 10,521,325
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        $        943    $      1,708
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Stock issued on January 15, 2003 in exchange for consulting
    services which will be rendered over a 12 month period                      $     96,000    $         --
                                                                                ============    ============

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

2.   DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi Corporation ("Delphi"), that gives Delphi the exclusive right to utilize and manufacture the Company's patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the non-refundable payment, totaling $2,865,662, was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

     The current portion of deferred licensing revenue includes the revenue to be recognized in the next twelve months related to the Delphi non-refundable payment and royalty prepayments by other licensees that have been deferred until such royalties are earned under the licensing agreements.

3.   INVENTORY

     The Company's inventory is primarily comprised of licensed components. The licensed components are sold to licensees and are recognized as licensing revenue and the cost of the components is recorded as licensing cost of goods sold when the components are shipped to the licensee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

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

     REVENUE RECOGNITION. We enter into licensing agreements with our customers. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize licensing revenue and licensing cost of goods sold. In some cases, where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee.

     Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred revenue. This deferred revenue is recognized as licensing revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee is directly manufacturing our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue is being amortized over the initial seven-year term of the agreement. (See Note 2 of our Notes to Unaudited Consolidated Financial Statements.)

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

     STOCK-BASED COMPENSATION. At March 31, 2003, we had three stock-based employee compensation plans. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. We have chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 2.9 percent for options granted in 2002, an expected life of three years, an expected volatility rate of 69 percent for options granted in 2002, and an expected dividend rate of zero percent. No options were granted or vested during the quarter ended March 31, 2003. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                     QUARTER ENDED MARCH 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Net loss, as reported                              $   (724,827)   $ (1,292,813)
Less: Total stock-based employee
  expense determined under fair value
  based method for all awards, net of
  related tax effects                                        --         (57,190)
                                                   ------------    ------------
Pro forma net loss                                 $   (724,827)   $ (1,350,003)
                                                   ============    ============
Loss per share:
  Basic and diluted, as reported                   $      (0.08)   $      (0.14)
                                                   ============    ============

  Basic and diluted, pro forma                     $      (0.08)   $      (0.14)
                                                   ============    ============

RESULTS OF OPERATIONS

NET REVENUE:

     We recorded net revenue of $159,027 for the three months ended March 31, 2003, compared to $209,607 for the three months ended March 31, 2002, a decrease of $50,580 resulting from decreased licensing and product revenue.

     Licensing revenue was $159,027 and $184,932 for the three months ended March 31, 2003 and 2002, respectively, a decrease of $25,905. To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The number of unit sales of royalty-bearing PushGates has increased during the last three years from approximately one million in 2000, to
1.8 million in 2001, to 2.8 million in 2002. For the three months ended March 31, 2003, the number of royalty bearing PushGate units sold was slightly higher than the number of PushGate units sold during the three months ended March 31, 2002. Revenue has not tracked this slight increase because the average revenue earned per PushGate during the three months ended March 31, 2003 was just under $0.13, compared to the average per-PushGate revenue of $0.23 for the three months ended March 31, 2002. We believe that the average revenue earned per-PushGate will be closer to $0.10 for the remainder of 2003. For the first quarter of 2003, $102,345 or 64% of total licensing revenue and 64% of total revenue was from the recognition of deferred revenue related to our exclusive license agreement with Delphi. For the first quarter of 2002, $102,345 or 55% of total licensing revenue and 49% of total revenue was from the Delphi license agreement.

     We anticipate that licensing revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it is dependent on production orders for products utilizing our technologies being issued to our licensees. The timing of the purchase orders is dependent on economic conditions as well as market acceptance of products that incorporate our technologies. We believe that the amount of licensing revenue for any period is not necessarily indicative of results for any future period.

     Product revenue was $0 for the three months ended March 31, 2003 compared to $24,675 for the three months ended March 31, 2002. As we have completed our transition from switch manufacturing to licensing our technologies, we do not expect to have any significant product revenue in the future. The 2002 product revenue was related to the collection of disputed fees for engineering services we had provided to a customer in prior periods.

COST OF GOODS SOLD:

     Total cost of goods sold was $17,053 for the three months ended March 31, 2003, compared to $16,024 for the three months ended March 31, 2002, an increase of $1,029. The increase in cost of goods sold for the three months ended March 31, 2003 was primarily due to an increase in sales of some component materials to licensees that have a lower gross margin as compared to royalty revenue. There was no product cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Selling, general and administrative expenses were $574,588 for the three months ended March 31, 2003, compared to $818,813 for the three months ended March 31, 2002, a decrease of $244,225. The decrease in selling, general and administrative expenses was primarily related to reductions in personnel.

RESEARCH AND DEVELOPMENT:

     Research and development expenses were $310,440 for the three months ended March 31, 2003, compared to $717,397 for the three months ended March 31, 2002, a decrease of $406,957. This decrease was primarily related to cost-cutting initiatives that included significant reductions in research and development personnel which were announced in October 2002. The personnel reductions were completed by the end of 2002. We have created a portfolio of patented and patent-pending technologies which are available through our licensees. The efforts of our remaining research and development personnel will continue to be directed at supporting our licensees in their efforts to commercialize these technologies as opposed to also focusing on the creation of new technologies.

LOSS FROM OPERATIONS:

     As a result of the factors described above, loss from operations was $743,054 for the three months ended March 31, 2003 compared to $1,342,627 for the three months ended March 31, 2002, a decrease of $599,573.

OTHER INCOME - NET:

     Other income - net was $18,227 for the three months ended March 31, 2003, compared to $49,814 for the three months ended March 31, 2002, a decrease of $31,587. The decrease in other income - net is due to decreased investment income as a result of lower interest rates and lower average cash balances.

NET LOSS:

     The $567,986 decrease in the net loss to $724,827 for the three months ended March 31, 2003 from $1,292,813 for the three months ended March 31, 2002 was primarily a result of reductions in personnel.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents on March 31, 2003 were $6,067,446 compared to $7,036,959 on December 31, 2002. The decrease in cash and cash equivalents was primarily attributable to cash used in operations.

     Net cash used in operating activities was $935,219 for the three months ended March 31, 2003. The net use of cash was primarily attributable to the net loss.

     Net cash used in investing activities was $30,030 for the three months ended March 31, 2003. The net cash used in investing activities related primarily to investment in patents.

     Net cash used in financing activities was $4,264 for the three months ended March 31, 2003 related to principal payments on capital leases.

     At December 31, 2002, we had approximately $19.9 million in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards which expire in 2011 through 2021.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a nonexclusive agreement through 2020.

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

     The following table sets forth our contractual obligations and commitments as of March 31, 2003:

                                                     PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------
                                        LESS THAN
                                         1 YEAR      1-3 YEARS    THEREAFTER     TOTAL
                                        ----------   ----------   ----------   ----------
CONTRACTUAL OBLIGATIONS
  Capital lease obligations             $   18,010   $    6,375   $       --   $   24,385
  Operating leases                         168,313          915           --      169,228
  Purchase order obligation (1)                 --       11,426           --       11,426
                                        ----------   ----------   ----------   ----------
  Total contractual cash obligations    $  186,323   $   18,716   $       --   $  205,039
                                        ==========   ==========   ==========   ==========

----------
(1) Our purchase order obligation represents an open commitment to acquire licensed components.

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

     Additionally, we are exposed to some market risk through interest rates related to our investments of cash and cash equivalents of approximately $6 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

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

ITEM 4. CONTROLS AND PROCEDURES.

     Based on his evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During January 2003, we issued to UTEK Corporation, a consultant to our company, 83,478 shares of common stock at a deemed value per share of $1.15 in exchange for the services to be rendered over a 12 month period pursuant to the consulting agreement. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See attached exhibit list

     (b)  Reports on Form 8-K

     On February 25, 2003, we filed Form 8-K announcing our fourth quarter and fiscal 2002 financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Duraswitch Industries, Inc.
                                        ----------------------------------------
                                        (Registrant)

Date: April 30, 2003                    By: /s/ Robert J. Brilon
      ---------------------                 ------------------------------------
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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensue that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003                   /s/ Robert J. Brilon
                                        ----------------------------------------
                                        Robert J. Brilon
                                        Chairman of the Board, CEO, President,
                                        CFO, Secretary and Treasurer

                                  EXHIBIT INDEX

Exhibit No.   Description                         Incorporated by Reference to:   Filed Herewith:
-----------   -----------                         -----------------------------   ---------------
   3.2        Amended and Restated Bylaws                                                X

   4.3        Specimen Common Stock Certificate   Form SB-2 filed with the SEC
                                                  on August 26, 1999

   99.1       Certification Pursuant to 18                                               X
              U.S.C. Section 1350, as
              Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act
              of 2002