Form 10-Q
period 2003-06-30
DURASWITCH INDUSTRIES INC
filed 2003-08-05
CIK 1054070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-15069

Duraswitch Industries, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 S. Extension Road

Mesa, Arizona 85210

(Address of principal executive offices)

(480) 586-3300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 4, 2003, there were 9,568,977 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,287,792	$7,036,959
Accounts receivable (net of allowance for doubtful accounts of $12,000 in 2003 and 2002)	13,264	11,191
Inventory—Net (Note 3)	211,630	192,915
Prepaid expenses and other current assets	210,458	168,121

Total current assets	5,723,144	7,409,186

PROPERTY AND EQUIPMENT—Net	479,190	786,506
ASSETS HELD FOR SALE (Note 4)	62,370	—
GOODWILL—Net	443,874	443,874
PATENTS—Net	766,109	743,447
OTHER ASSETS	107,102	119,116

TOTAL ASSETS	$7,581,789	$9,502,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,590	$23,933
Accrued salaries and benefits	340,373	500,413
Other accrued expenses and other current liabilities	168,841	231,973
Deferred licensing revenue (Note 2)	453,845	460,803
Current portion of capital leases payable	13,773	18,110

Total current liabilities	1,025,422	1,235,232

LONG-TERM LIABILITIES:
Capital leases payable	3,856	8,213
Other non-current liabilities	33,219	36,750
Deferred licensing revenue—long-term (Note 2)	1,167,828	1,364,601

Total long-term liabilities	1,204,903	1,409,564

Total liabilities	2,230,325	2,644,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2003 and 2002, 9,568,977 and 9,534,195 shares issued and outstanding in 2003 and 2002, respectively	9,569	9,534
Additional paid-in capital	27,357,279	27,317,314
Accumulated deficit	(22,015,384)	(20,469,515)

Total stockholders’ equity	5,351,464	6,857,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,581,789	$9,502,129

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET REVENUE:
Licensing	$161,245	$237,412	$320,272	$422,344
Product	—	—	—	24,675

Total net revenue	161,245	237,412	320,272	447,019

COST OF GOODS SOLD:
Licensing	13,523	41,222	30,576	57,246
Product	—	—	—	—

Total cost of goods sold	13,523	41,222	30,576	57,246

Gross profit	147,722	196,190	289,696	389,773

OPERATING EXPENSES:
Selling, general and administrative	646,511	745,745	1,221,099	1,564,558
Research and development	294,449	690,032	604,889	1,407,429

Total operating expenses	940,960	1,435,777	1,825,988	2,971,987

LOSS FROM OPERATIONS	(793,238)	(1,239,587)	(1,536,292)	(2,582,214)

OTHER INCOME (EXPENSE)—Net	(27,804)	43,241	(9,577)	93,055

NET LOSS	$(821,042)	$(1,196,346)	$(1,545,869)	$(2,489,159)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.13)	$(0.16)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,613,927	9,531,778	9,609,333	9,530,703

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,545,869)	$(2,489,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,974	205,780
Bad debt expense	—	6,500
Stock compensation expense	40,000	—
Impairment loss on assets held for sale	10,618	—
Loss on disposal of equipment	47,810	—
Reserve for inventory obsolescence	27,000	20,000
Changes in operating assets and liabilities:
Accounts receivable	(2,073)	(15,469)
Inventory	(45,715)	8,842
Prepaid expenses and other current assets	(42,337)	(97,550)
Other assets	300	7,100
Accounts payable	24,657	(35,440)
Accrued salaries and benefits	(160,040)	90,527
Other accrued expenses and other current liabilities	(63,132)	29,423
Other non-current liabilities	(3,531)	(136,668)
Deferred licensing revenue	(203,731)	(212,037)

Net cash used in operating activities	(1,715,069)	(2,618,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(44,161)	(111,408)
Proceeds from sale of equipment	31,236	—
Purchases of property and equipment	(12,479)	(118,283)

Net cash used in investing activities	(25,404)	(229,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	—	31,849
Principal payments on capital leases	(8,694)	(9,438)

Net cash provided by (used in) financing activities	(8,694)	22,411

DECREASE IN CASH AND CASH EQUIVALENTS	(1,749,167)	(2,825,431)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,036,959	12,016,430

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,287,792	$9,190,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$776	$3,074

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of $96,000 of stock in exchange for consulting services agreement, net of cancellation of $56,000 of stock upon cancellation of consulting agreement	$40,000	$—

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

2. DEFERRED LICENSING REVENUE

In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial seven-year term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

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

3. INVENTORY

The Company’s inventory is primarily comprised of licensed components. The licensed components are sold to licensees and are recognized as licensing revenue and the cost of the components is recorded as licensing cost of goods sold when the components are shipped to the licensee.

4. ASSETS HELD FOR SALE

During the second quarter of 2003, the Company began outsourcing the manufacture of research and development pieces and marketing samples and further reduced its research and development activities. As a result, equipment which had previously been utilized in these activities was offered for sale to our licensees and on our website. The net carrying value of the equipment was $72,988 and an impairment loss of $10,618 has been included in selling, general and administrative expenses.

5. PATENTS

Amortization expense for patents was $10,957 and $9,629 for the three months ended June 30, 2003 and 2002, respectively. Amortization expense for patents was $21,499 and $18,343 for the six months ended June 30, 2003 and 2002, respectively. The estimated amortization expense for existing patents is $44,240 for each of the next five years.

The gross carrying amount and accumulated amortization of patents are as follows:

	June 30, 2003	December 31, 2002
Patents	$928,958	$884,797
Accumulated amortization	(162,849)	(141,350)

Patents—net	$766,109	$743,447

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

Inventory Valuation. Our inventory is primarily comprised of licensed components that are sold to licensees. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.

Impairment or Disposal of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and the goodwill associated with the acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the second quarter of 2003, we began outsourcing the manufacture of research and development pieces and marketing samples and further reduced our research and development activities. As a result, we began selling substantially all of the equipment that had previously been used for manufacturing and modeling and some of our testing equipment. We recorded an impairment loss of $10,618 in selling, general and administrative expense for the three months ended June 30, 2003 to reduce the carrying value of these long-lived assets held for sale to their fair market value.

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

Stock-Based Compensation. At June 30, 2003, we had three stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. We have chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 1.9 percent and 2.9 percent in 2003 and 2002, respectively, an expected life of three years, an expected volatility rate of 82 percent and 69 percent for options granted in 2003 and 2002, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(821,042)	$(1,196,346)	$(1,545,869)	$(2,489,159)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(71,384)	(123,616)	(71,384)	(180,806)

Pro forma net loss	$(892,426)	$(1,319,962)	$(1,617,253)	$(2,669,965)

Loss per share:
Basic and diluted, as reported	$(0.09)	$(0.13)	$(0.16)	$(0.26)

Basic and diluted, pro forma	$(0.09)	$(0.14)	$(0.17)	$(0.28)

Results of Operations

Net Revenue:

We recorded net revenue of $161,245 for the three months ended June 30, 2003, compared to $237,412 for the three months ended June 30, 2002, a decrease of $76,167 or 32%. Net revenue was $320,272 and $447,019 for the six months ended June 30, 2003 and 2002, respectively, a decrease of $126,747 or 28%.

Licensing revenue was $161,245 and $237,412 for the three months ended June 30, 2003 and 2002, respectively, a decrease of $76,167 or 32%. Licensing revenue was $320,272 and $422,344 for the six months ended June 30, 2003 and 2002, respectively, a decrease of $102,072 or 24%. To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The decrease in licensing revenue for the three and six-month periods was primarily a result of a decrease in the number of royalty bearing PushGate units sold. This decrease was due primarily to a large sale to one licensee in 2002 that was not replicated in 2003.

For each of the three months ended June 30, 2003 and 2002, recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue, representing 63% and 43% of licensing and total net revenue in 2003 and 2002, respectively. For each of the six months ended June 30, 2003 and 2002, the Delphi license agreement generated $204,690 of licensing revenue representing 64% and 48% of licensing revenue in 2003 and 2002, respectively, and 64% and 46% of total net revenue in 2003 and 2002, respectively.

We anticipate that licensing revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it is dependent on production orders being issued to our licensees for products utilizing our technologies. The timing of the purchase orders is dependent on economic conditions as well as market acceptance of products that incorporate our technologies. We believe that the amount of licensing revenue for any period is not necessarily indicative of results for any future period.

Product revenue was $0 for the three and six months ended June 30, 2003 compared to $0 for the three months ended June 30, 2002 and $24,675 for the six months ended June 30, 2002. As we have completed our transition from switch manufacturing to licensing our technologies, we do not expect to have any significant product revenue in the future. The 2002 product revenue was related to the collection of disputed fees for engineering services we had provided to a product customer in prior periods.

Cost of Goods Sold:

Total cost of goods sold was $13,523 for the three months ended June 30, 2003, compared to $41,222 for the three months ended June 30, 2002, a decrease of $27,699 or 67%. Total cost of goods sold was $30,576 for the six months ended June 30, 2003, compared to $57,246 for the six months ended June 30, 2002, a decrease of $26,670 or 47%. The decrease in cost of goods sold for the three and six months ended June 30, 2003 was primarily due to the decrease in unit sales of royalty bearing PushGate components. There was no product cost of goods sold.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $646,511 for the three months ended June 30, 2003, compared to $745,745 for the three months ended June 30, 2002, a decrease of $99,234 or 13%. Selling, general and administrative expenses were $1,221,099 for the six months ended June 30, 2003, compared to $1,564,558 for the six months ended June 30, 2002, a decrease of $343,459 or 22%. The decreases in selling, general and administrative expenses for the three and six month periods were primarily related to reductions in personnel which were announced in October 2002. During the second quarter of 2003 we made further personnel reductions. Selling, general and administrative expenses for the three and six months ended June 30, 2003 includes approximately $60,000 of expenses related to our decision to further reduce costs by outsourcing the manufacture of research and development pieces and marketing samples and reducing research and development activities and includes: a) additional reserve for inventory obsolescence, b) severance related expenses, and c) impairment loss on assets held for sale.

Research and Development:

Research and development expenses were $294,449 for the three months ended June 30, 2003, compared to $690,032 for the three months ended June 30, 2002, a decrease of $395,583 or 57%. Research and development expenses were $604,889 for the six months ended June 30, 2003, compared to $1,407,429 for the six months ended June 30, 2002, a decrease of $802,540 or 57%. These decreases were primarily related to cost-cutting initiatives that included significant reductions in research and development personnel which were announced in October 2002 and which were completed by December 31, 2002. During the second quarter of 2003 we made further reductions in research and development personnel. The efforts of our remaining research and development personnel will be directed at supporting our licensees in their efforts to commercialize our developed technologies as opposed to also focusing on the creation of new technologies.

Effective July 1, 2003, we entered into a new employment agreement with our co-founder, Anthony J. Van Zeeland. Consistent with our focus on supporting our licensees in commercializing developed technologies as opposed to focusing on the creation of new technologies, the new agreement reduces his salary and time commitment to Duraswitch by 50%.

Loss from Operations:

As a result of the factors described above, loss from operations was $793,238 for the three months ended June 30, 2003 compared to $1,239,587 for the three months ended June 30, 2002, a decrease of $446,349 or 36%. As a result of the factors described above, loss from operations was $1,536,292 for the six months ended June 30, 2003 compared to $2,582,214 for the six months ended June 30, 2002, a decrease of $1,045,922 or 41%.

Other Income (Expense)—Net:

Other income (expense)—net was expense of $27,804 for the three months ended June 30, 2003, compared to income of $43,241 for the three months ended June 30, 2002, a decrease of $71,045. Other income (expense)—net was expense of $9,577 for the six months ended June 30, 2003, compared to income of $93,055 for the six months ended June 30, 2002, a decrease of $102,632. The change in other income (expense)—net is due to the loss recorded for the disposal of fixed assets and to decreased investment income as a result of lower interest rates and lower average cash balances.

Net Loss:

The $375,304 or 31% decrease in the net loss to $821,042 for the three months ended June 30, 2003 from $1,196,346 for the three months ended June 30, 2002 and the $943,290 or 38% decrease in net loss to $1,545,869 for the six months ended June 30, 2003 from $2,849,159 for the six months ended June 30, 2002 were primarily a result of reductions in personnel.

Liquidity and Capital Resources

Cash and cash equivalents on June 30, 2003 were $5,287,792 compared to $7,036,959 on December 31, 2002. The decrease in cash and cash equivalents was primarily attributable to cash used in operations.

Net cash used in operating activities was $1,715,069 for the six months ended June 30, 2003. The net use of cash was primarily attributable to the net loss.

Net cash used in investing activities was $25,404 for the six months ended June 30, 2003. The net cash used in investing activities related primarily to investment in patents and purchases of equipment, offset by proceeds from the sale of equipment.

Net cash used in financing activities was $8,694 for the six months ended June 30, 2003 related to principal payments on capital leases.

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

We have experienced significant operating losses since our inception. In October 2002, we announced cost-cutting initiatives that included significant reductions in personnel. The announced personnel reductions were completed by the end of the fourth quarter of 2002. During 2003 we continued our cost cutting initiatives through additional personnel reductions. Additionally, we have entered into a new employment agreement with our co-founder, Anthony J. Van Zeeland which reduces his salary and his time commitment to Duraswitch by 50%.

During 2002 and 2003 we reduced our personnel to 15 employees from 72 at December 31, 2001. Our existing lease commitment expires on December 31, 2003 and we anticipate that we will be able to reduce our occupancy costs at that time. We anticipate that our cash and working capital requirements will decrease in 2003 from 2002 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

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

The following table sets forth our contractual obligations and commitments as of June 30, 2003:

	Payments Due by Period
	Less than 1 year	1-3 years	Thereafter	Total
Contractual obligations
Capital lease obligations	$15,195	$3,985	$—	$19,180
Operating leases	111,682	732	—	112,414
Purchase order obligations	25,000	11,426	—	36,426

Total contractual cash obligations	$151,877	$16,143	$—	$168,020

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

Additionally, we are exposed to some market risk through interest rates related to our investments of cash and cash equivalents of approximately $5.3 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

Presently, all of our receivables and substantially all of our payments are denominated in U.S. dollars and, consequently, we believe we have minimal foreign currency exchange rate risk. However, in the future, we may enter into agreements in foreign currencies that may subject us to foreign exchange rate risk. There can be no assurance that our future efforts to reduce foreign exchange risk will be successful.

Item 4. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

During January 2003, we issued to UTEK Corporation, a consultant to our company, 83,478 shares of common stock at a deemed value per share of $1.15 in exchange for services to be rendered over a 12-month period pursuant to a consulting agreement. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. During June 2003, we terminated the consulting agreement with UTEK and cancelled the 48,696 unvested shares which had been issued pursuant to the agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders at our headquarters on May 19, 2003.

William E. Peelle and John W. Hail were each elected to a three-year term expiring in 2006 or until their successors have been elected and qualified.

Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2003 with 8,439,421 shares in favor, 9,361 against and 1,600 abstentions and broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See attached exhibit list

(b)	Reports on Form 8-K

On May 5, 2003, we filed Form 8-K announcing our first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duraswitch Industries, Inc.
(Registrant)

Date: August 5, 2003	By:	/s/ Robert J. Brilon
Robert J. Brilon, President & Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to:	Filed Herewith:

3.2	Amended and Restated Bylaws	Form 10Q as filed with the SEC on May 5, 2003

4.3	Specimen Common Stock Certificate	Form SB-2 filed with the SEC on August 26, 1999

10.1	Employment Agreement dated July 1, 2003 by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland		X

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended		X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X