Form 10-Q
period 2003-09-30
DURASWITCH INDUSTRIES INC
filed 2003-10-30
CIK 1054070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 29, 2003, there were 9,571,477 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,681,060	$7,036,959
Accounts receivable (net of allowance for doubtful accounts of $12,000 in 2003 and 2002)	62,559	11,191
Inventory—Net (Note 3)	183,765	192,915
Prepaid expenses and other current assets	201,357	168,121

Total current assets	5,128,741	7,409,186

PROPERTY AND EQUIPMENT—Net	447,788	786,506
GOODWILL—Net	443,874	443,874
PATENTS—Net (Note 4)	782,425	743,447
OTHER ASSETS	101,245	119,116

TOTAL ASSETS	$6,904,073	$9,502,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,894	$23,933
Accrued salaries and benefits	195,387	500,413
Other accrued expenses and other current liabilities	169,706	231,973
Deferred licensing revenue (Note 2)	493,065	460,803
Current portion of capital leases payable	11,447	18,110

Total current liabilities	928,499	1,235,232

LONG-TERM LIABILITIES:
Capital leases payable	1,568	8,213
Other non-current liabilities	31,453	36,750
Deferred licensing revenue—long-term (Note 2)	1,064,233	1,364,601

Total long-term liabilities	1,097,254	1,409,564

Total liabilities	2,025,753	2,644,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2003 and 2002, 9,571,477 and 9,534,195 shares issued and outstanding in 2003 and 2002, respectively	9,571	9,534
Additional paid-in capital	27,359,927	27,317,314
Accumulated deficit	(22,491,178)	(20,469,515)

Total stockholders’ equity	4,878,320	6,857,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,904,073	$9,502,129

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET REVENUE:
Licensing	$192,863	$150,164	$513,135	$572,508
Product	—	—	—	24,675

Total net revenue	192,863	150,164	513,135	597,183

COST OF GOODS SOLD:
Licensing	30,874	9,248	61,450	66,494
Product	—	—	—	—

Total cost of goods sold	30,874	9,248	61,450	66,494

Gross profit	161,989	140,916	451,685	530,689

OPERATING EXPENSES:
Selling, general and administrative	488,955	627,933	1,710,054	2,192,491
Research and development	159,083	606,159	763,972	2,013,588

Total operating expenses	648,038	1,234,092	2,474,026	4,206,079

LOSS FROM OPERATIONS	(486,049)	(1,093,176)	(2,022,341)	(3,675,390)

OTHER INCOME—Net	10,255	32,251	678	125,306

NET LOSS	$(475,794)	$(1,060,925)	$(2,021,663)	$(3,550,084)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.11)	$(0.21)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,569,385	9,534,195	9,595,870	9,531,880

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,021,663)	$(3,550,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287,069	312,983
Bad debt expense	—	11,000
Issuance of stock for services	40,000	—
Impairment loss on assets held for sale	10,618	—
(Gain) loss on disposal of equipment	(2,980)	5,224
Reserve for inventory obsolescence	20,353	35,000
Changes in operating assets and liabilities:
Accounts receivable	(51,368)	17,802
Inventory	(11,203)	(75,129)
Prepaid expenses and other current assets	(2,255)	(28,492)
Other assets	300	7,914
Accounts payable	34,961	(61,310)
Accrued salaries and benefits	(305,026)	33,901
Other accrued expenses and other current liabilities	(62,267)	53,700
Other non-current liabilities	(5,297)	(181,240)
Deferred licensing revenue	(268,106)	(270,982)

Net cash used in operating activities	(2,336,864)	(3,689,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(71,836)	(152,912)
Proceeds from sale of equipment	104,707	—
Purchases of property and equipment	(41,248)	(120,127)

Net cash used in investing activities	(8,377)	(273,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	2,650	31,849
Principal payments on capital leases	(13,308)	(13,365)

Net cash (used in) provided by financing activities	(10,658)	18,484

DECREASE IN CASH AND CASH EQUIVALENTS	(2,355,899)	(3,944,268)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,036,959	12,016,430

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,681,060	$8,072,162

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$593	$4,300

Issuance of $96,000 of stock in exchange for consulting services agreement, net of cancellation of $56,000 of stock upon cancellation of consulting agreement	$40,000	$—

Sale of assets held for sale in exchange for note receivable	$17,250	$—

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in our annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of Duraswitch Industries, Inc. (the “Company”), these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2. DEFERRED LICENSING REVENUE

In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The initial term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

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

4. PATENTS

Amortization expense for patents was $11,359 and $10,796 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense for patents was $32,858 and $29,139 for the nine months ended September 30, 2003 and 2002, respectively. The estimated amortization expense for existing patents is $45,400 for each of the next five years.

The gross carrying amount and accumulated amortization of patents are as follows:

	September 30, 2003	December 31, 2002
Patents	$956,633	$884,797
Accumulated amortization	(174,208)	(141,350)

Patents—net	$782,425	$743,447

5. STOCK-BASED COMPENSATION

At September 30, 2003, we had three stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. We have chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 1.9 percent and 2.9 percent in 2003 and 2002, respectively, an expected life of three years, an expected volatility rate of 82 percent and 69 percent for options granted in 2003 and 2002, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(475,794)	$(1,060,925)	$(2,021,663)	$(3,550,084)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	—	(10,097)	(71,384)	(190,903)

Pro forma net loss	$(475,794)	$(1,071,022)	$(2,093,047)	$(3,740,987)

Loss per share:
Basic and diluted, as reported	$(0.05)	$(0.11)	$(0.21)	$(0.37)

Basic and diluted, pro forma	$(0.05)	$(0.11)	$(0.22)	$(0.39)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this report will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Revenue Recognition. We enter into licensing agreements with our customers. Our licensing agreements require the licensee to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize licensing revenue and licensing cost of goods sold. In some cases, where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee.

Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred revenue. This deferred revenue is recognized as licensing revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee directly manufactures our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue is being amortized over the initial seven-year term of the agreement. (See Note 2 of our Notes to Unaudited Consolidated Financial Statements.)

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

Results of Operations

Net Revenue:

We recorded net revenue of $192,863 for the three months ended September 30, 2003, compared to $150,164 for the three months ended September 30, 2002, an increase of $42,699 or 28%. Net revenue was $513,135 and $597,183 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $84,048 or 14%.

Licensing revenue was $192,863 and $150,164 for the three months ended September 30, 2003 and 2002, respectively, an increase of $42,699 or 28%. Licensing revenue was $513,135 and $572,508 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $59,373 or 10%. To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The majority of the increase in licensing revenue for the quarter ended September 30, 2003 was a result of increases in the quantities of royalty bearing PushGate and rotor licensed components sold. Revenue for the quarter also increased related to fees for the review of customer designs and from the sale of other materials to our licensees. The decrease in licensing revenue for the nine-month period was primarily a result of a decrease in the number of royalty bearing PushGate licensed components sold. The majority of the decrease was due to a large sale to one licensee in 2002 that was not replicated in 2003.

For each of the three months ended September 30, 2003 and 2002, recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue, representing 53% and 68% of licensing and total net revenue in 2003 and 2002, respectively. For each of the nine months ended September 30, 2003 and 2002, the Delphi license agreement generated $307,035 of licensing revenue representing 60% and 54% of licensing revenue in 2003 and 2002, respectively, and 60% and 51% of total net revenue in 2003 and 2002, respectively.

We anticipate that licensing revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of licensing revenue as it depends on production orders being issued to our licensees for products utilizing our technologies. The timing of the purchase orders depends on economic conditions as well as market acceptance of products that incorporate our technologies. We believe that the amount of licensing revenue for any period is not necessarily indicative of results for any future period.

Product revenue was $0 for the three and nine months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002 and $24,675 for the nine months ended September 30, 2002. As we have completed our transition from switch manufacturing to licensing our technologies, we do not expect to have any significant product revenue in the future. The 2002 product revenue was related to the collection of disputed fees for engineering services we had provided to a product customer in prior periods.

Cost of Goods Sold:

Total cost of goods sold was $30,874 for the three months ended September 30, 2003, compared to $9,248 for the three months ended September 30, 2002, an increase of $21,626 or 234%. Total cost of goods sold was $61,450 for the nine months ended September 30, 2003, compared to $66,494 for the nine months ended September 30, 2002, a decrease of $5,044 or 8%. The increase in cost of goods sold for the three months ended September 30, 2003 was primarily due to increased sales of royalty bearing PushGate licensed components and other materials which have a higher cost of goods sold than licensing revenue resulting from the amortization of deferred revenue from our license agreement with Delphi. The decrease in cost of goods sold for the nine months ended September 30, 2003 was primarily due to the decrease in unit sales of royalty bearing PushGate licensed components that was offset by the increase in sales of other materials to our licensees. There was no product cost of goods sold.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $488,955 for the three months ended September 30, 2003, compared to $627,933 for the three months ended September 30, 2002, a decrease of $138,978 or 22%. Selling, general and administrative expenses were $1,710,054 for the nine months ended September 30, 2003, compared to $2,192,491 for the nine months ended September 30, 2002, a decrease of $482,437 or 22%. The decrease in selling, general and administrative expenses for the three-month period was primarily related to reductions in personnel and to the gain on the sale of equipment where impairment had been previously recognized. The equipment had been used for research and development and for manufacturing marketing pieces. The decrease in selling, general and administrative expenses for the nine-month period was primarily related to reductions in personnel.

Research and Development:

Research and development expenses were $159,083 for the three months ended September 30, 2003, compared to $606,159 for the three months ended September 30, 2002, a decrease of $447,076 or 74%. Research and development expenses were $763,972 for the nine months ended September 30, 2003, compared to $2,013,588 for the nine months ended September 30, 2002, a decrease of $1,249,616 or 62%. These decreases were primarily related to cost-cutting initiatives that included significant reductions in research and development personnel which were announced in October 2002 and which were completed by December 31, 2002 and to further reductions in research and development personnel that were completed in the second quarter of 2003. The efforts of our remaining research and development personnel will be directed to supporting our licensees in their efforts to commercialize our developed technologies as opposed to also focusing on the creation of new technologies.

Effective July 1, 2003, we entered into a new employment agreement with our co-founder and Chief Technology Officer, Anthony J. Van Zeeland. Consistent with our focus on supporting our licensees in commercializing developed technologies as opposed to focusing on the creation of new technologies, the new agreement reduces his salary and time commitment to Duraswitch by 50%.

Loss from Operations:

As a result of the factors described above, loss from operations was $486,049 for the three months ended September 30, 2003 compared to $1,093,176 for the three months ended September 30, 2002, an improvement of $607,127 or 56%. As a result of the factors described above, loss from operations was $2,022,341 for the nine months ended September 30, 2003 compared to $3,675,390 for the nine months ended September 30, 2002, an improvement of $1,653,049 or 45%.

Other Income—Net:

Other income—net was $10,255 for the three months ended September 30, 2003, compared to $32,251 for the three months ended September 30, 2002, a decrease of $21,996. Other income—net was $678 for the nine months ended September 30, 2003, compared to $125,306 for the nine months ended September 30, 2002, a decrease of $124,628. The decrease in other income—net for the three months and nine months ended September 30, 2003 is primarily due to decreased investment income as a result of lower interest rates and lower average cash balances. Other income—net also decreased for the nine-month period due to the loss recorded for the disposal of fixed assets during the second quarter.

Net Loss:

The $585,131 or 55% improvement in the net loss to $475,794 for the three months ended September 30, 2003 from $1,060,925 for the three months ended September 30, 2002 and the $1,528,421 or 43% improvement in the net loss to $2,021,663 for the nine months ended September 30, 2003 from $3,550,084 for the nine months ended September 30, 2002 were primarily a result of reductions in personnel.

Liquidity and Capital Resources

Cash and cash equivalents on September 30, 2003 were $4,681,060 compared to $7,036,959 on December 31, 2002. The decrease in cash and cash equivalents was primarily attributable to cash used in operations.

Net cash used in operating activities was $2,336,864 for the nine months ended September 30, 2003. The net use of cash was primarily attributable to the net loss.

Net cash used in investing activities was $8,377 for the nine months ended September 30, 2003. The net cash used in investing activities related to investment in patents and purchases of equipment, offset by proceeds from the sale of equipment.

Net cash used in financing activities was $10,658 the nine months ended September 30, 2003 related primarily to payments on capital leases.

At December 31, 2002, we had approximately $17.6 million in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards which expire in 2011 through 2021.

Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial term ending June 30, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

We have experienced significant operating losses since our inception. In October 2002, we announced cost-cutting initiatives that included significant reductions in personnel. The announced personnel reductions were completed by the end of the fourth quarter of 2002. During 2003 we continued our cost cutting initiatives through additional personnel reductions.

During 2002 and 2003 we reduced our personnel to 15 employees from 72 at December 31, 2001. Our existing lease commitment for 33,650 square feet expires on December 31, 2003 and we anticipate that we will be able to reduce our occupancy costs at that time through a significant reduction in our space requirements. We anticipate that our cash and working capital requirements will decrease in 2003 from 2002 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

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

The following table sets forth our contractual obligations and commitments as of September 30, 2003:

	Payments Due by Period
	Less than 1 year	1-3 years	Thereafter	Total
Contractual obligations
Capital lease obligations	$12,379	$1,594	$—	$13,973
Operating leases	56,256	549	—	56,805
Purchase order obligations	37,983	11,426	—	49,409

Total contractual cash obligations	$106,618	$13,569	$—	$120,187

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

Additionally, we are exposed to some market risk through interest rates related to our investments of cash and cash equivalents of approximately $4.7 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

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

Item 4. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2003, we filed Current Report on Form 8-K announcing our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duraswitch Industries, Inc.
(Registrant)

Date: October 30, 2003	By:	/s/ Robert J. Brilon
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