Form 10-K
period 2003-12-31
DURASWITCH INDUSTRIES INC
filed 2004-03-29
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X].

The aggregate market value of common stock held by nonaffiliates of the registrant (6,923,925 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ SmallCap Market on June 30, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $14,194,046. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of registrant’s shares of common stock outstanding as of March 15, 2004 was 9,591,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Duraswitch Industries, Inc.
Form 10-K
For the Year Ended December 31, 2003

Statement Regarding Forward-Looking Statements

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, and expenses for fiscal 2004 and thereafter; statements regarding our licensees’ ability to successfully market and manufacture products using our technologies; the potential for our technologies in key markets; anticipated cost savings; our estimation of the benefits derived from our organizational reductions; our ability to drive high-volume applications resulting in revenue growth; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no liability to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors.”

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

     We maintain our executive offices at 234 S. Extension Road, Suite 103, Mesa, Arizona 85210, and our telephone number is (480) 586-3300. Our website is located at www.duraswitch.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonable practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance committees; our Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholders requesting a copy from our corporate secretary at our principal executive offices

Industry Analysis

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

     History of Electronic Switches. In the last hundred years, two basic switches have dominated the market for our switch technologies: electro-mechanical and membrane. In its simplest form, an electronic switch controls the flow of electric current: press the switch to complete the circuit and the current flows to operate a microprocessor, which in turn, performs the desired function. Electro-mechanical switches operate by pushing, turning or sliding a button, knob or lever to mechanically activate a series of movable parts that will close or complete a circuit within the switch itself. Although they offer excellent tactile feedback for the user, electro-mechanical switches are bulky, mechanically complex and can be difficult to integrate into certain ICPs.

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

     Increase Market Awareness of Duraswitch’s Patented Technological Advantages. We plan to aggressively promote our patented technologies and design expertise to achieve widespread market awareness of our technologies’ advantages. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch purchasing market. These efforts will include increasing exposure in trade magazines, increasing traffic to our website, participating actively in vendor-sponsored seminars for design engineers and aggressively promoting our technologies in the trade media. We believe that promoting our success and our licensees’ successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our technologies and their unique competitive advantages.

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

     Provide Full Service Training, Design Engineering and Marketing Support. We intend to be a “one stop shop” for electronic switch solution design engineering and marketing support for licensees of our technologies. We plan to provide engineering and sales training at our licensees’ facilities, quarterly sales training in various locations across North America and Europe as well as Web cast training on engineering updates and sales strategies for our technologies. We believe we add value to our licensees’ efforts by offering design reviews for new projects and by offering direct access to online design manuals. We will continue to expand our lead generation efforts to drive potential business to our licensees through e-mail and direct marketing campaigns. We plan to continue to enhance communications of our technology updates and sales techniques in order to support our licensees.

     Form Strategic Technology Alliances. We have strategic technology alliances with the following:

•	FLEXcon, a manufacturer of pressure-sensitive films and adhesives;

•	Three-Five Systems Inc., a leading supplier of display products and systems solutions;

•	Semtech Corp., a global supplier of firmware for human interface devices;

•	CTI Electronics Corp., a manufacturer and global distributor of industrial keyboards, joysticks and trackballs;

•	Durel Corp., the largest supplier of electroluminescent (EL) systems in the world; and

•	Hanaco Manufacturing Co., a leading source of elastomer rubber overlays for keypads.

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

     Leverage Our Licensing Model with Additional Technologies. Our licensing model employs a network of manufacturers and technology alliances that sell to and manufacture products for the electronics industry. We believe these partnerships can provide an avenue to commercialize additional technologies and open new mutually-beneficial relationships. We intend to pursue growth opportunities that expand our portfolio of licensable technologies as it makes economic sense.

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

     The Duraswitch PushGate®. A typical Duraswitch PushGate switch consists of up to five bonded micro-thin layers of material, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as the “on,” “defrost” and “cook” buttons on a microwave oven. Below the top layer is a thin, flexible layer of permanent magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small, raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit or printed circuit board (PCB) is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the printed circuit. When the button is released, the magnet pulls the disc away from the switch contacts into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.

     In 2001, we introduced the PushGate Island construction which reduces the number of material layers and allows for the switching element of the PushGate to be fabricated as a freestanding subassembly that can be easily inserted into a foam layer. The ability to manufacture the PushGate as an Island simplifies the manufacturing process and reduces cost.

     In 2002, we introduced a number of unique constructions including the Large-Key PushGate and High-Impact PushGate incorporating PushGate technology. Each of these constructions provide distinct advantages in certain applications.

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

     The Duraswitch PushFlex. The Duraswitch PushFlex technology combines a commonly available magnet sheet and a magnetically receptive actuating layer to create a unique switch construction. The actuating layer is a slotted flat configuration that aligns to holes cut in the magnetic layer. Together, these layers form a web of switches.

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

     In May 2000, Duraswitch received $4 million from Delphi Automotive Systems LLC, in exchange for: (a) Delphi’s exclusive right to utilize and manufacture our patented switch technologies for the automotive industry, (b) a warrant to purchase 225,000 shares of our common stock at $7 per share and (c) an option to purchase approximately 1.65 million shares of our stock. The license agreement with Delphi generated licensing revenue of $409,753 or 54% of licensing revenue and $409,380 or 55% of licensing revenue in 2003 and 2002, respectively. Licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue which was recorded in 2000.

Intellectual Property

     Our success also depends in part on maintaining and protecting our proprietary technologies. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file U.S. and foreign patents for relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging and published materials. Examples of these materials include our website, brochures, advertisements and some technology samples. We have not had to become involved in infringement litigation to protect our intellectual property, however, we intend to prosecute litigation against infringers if necessary.

     In order to protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors and collaborators to enter into confidentiality agreements, which prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries and inventions conceived or developed on the job, using our property, or relating to our business. As of December 31, 2003, we had $789,184 of capitalized costs related to patents, net of accumulated amortization.

     As of December 31, 2003, we held 18 U.S. patents and 19 foreign patents. We also have patent applications pending in the United States, Mexico, Canada, France, Great Britain, China, Taiwan, Italy and Germany. We have made further filings under the Patent Cooperation Treaty, which makes it possible to seek patent protection for an invention simultaneously in each of a large number of countries by filing an “international” patent application.

     We have registered the following trademarks with the United States Patent and Trademark Office: “Duraswitch®”, “Duraswitch” as a stylized word with a unique “D”, “The World is Switching®”, “PushGate®”, and “thiNcoder®”.

Research, Development and Commercial Application Engineering

     We have three people in our research, development and commercial application engineering department who focus on patenting and adapting our technologies for commercialization through our licensees. In 2002 and 2001, we dedicated a large amount of our resources to research and development and the protection of our patented technologies. Through those efforts, we believe we developed a portfolio of patented and patent-pending technologies that meet the needs of our licensees, their customers and our target markets. In 2003, we focused our engineering efforts on the commercialization of these technologies through our licensees.

     In late 2002, we announced cost-cutting initiatives that included significant personnel reductions. We made additional reductions in research and development personnel during 2003 and expect research development expenses to decrease in 2004 as compared to 2003 levels. During 2003, 2002 and 2001, we spent $917,610, $2,614,905, and $2,773,221, respectively, on research, development and commercial application engineering efforts.

Sales and Marketing

     We have three people in the sales and marketing department who focus on supporting our existing licensees, marketing our technologies to OEMs, obtaining new licensees and forming technology alliances. In support of our licensees, we train their internal and independent sales and marketing teams on Duraswitch technologies.

     Website: www.duraswitch.com. We believe design engineers and purchasing managers, the individuals most likely to make the decision to incorporate our technologies in their products, frequently use the Internet to search for design solutions. Therefore, our website, www.duraswitch.com, is a key component of our current direct marketing efforts. Most of our advertising and promotional materials direct readers to our website. In addition to attracting potential licensees to our website for information, we use our website to generate interest in our technologies. Using our website as a promotional tool is also less expensive than other methods, is interactive and reaches a global audience. Our website has several features, including the following:

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

     Licensee Support. Our existing licensees and their sales representatives are an extension of our marketing effort as they sell our technologies to their customers. We provide direct support by attending sales calls and with one-on-one design reviews and conference calls. We also provide generalized support and training to keep licensees abreast of technology developments, improvements in processes, and sales tools. To communicate this, we have created a licensee-only section on our website that includes:

•	Click: an e-newsletter highlighting engineering, manufacturing and procurement updates;

•	The REPort: an e-newsletter with sales tips, licensee success stories, and technology updates;

•	web cast training: interactive presentation on Duraswitch technologies given multiple times to accommodate various time zones, and also archived;

•	online training manuals: complete design and manufacturing manuals for our technologies available online to ensure updates and enhancements are available immediately;

•	sales presentations, marketing literature, images and logos available for licensees to download and integrate with their own branded sales materials;

•	strategic technology partner contacts for procurement and support for complementary products that our licensees often use when manufacturing our technologies.

     We are also able to negotiate with vendors who provide magnets, adhesives and other materials used in the manufacture of our technologies to provide our licensees with preferred pricing.

     Public Relations. We target technical periodicals for media exposure in an effort to raise awareness of Duraswitch technologies and our licensing strategy. Our public relations campaigns have included editorial coverage of our technologies, co-operative advertising opportunities with licensees and listings in industry-specific supplier guides. We believe this is a cost-effective method of capturing the attention of design engineers and OEMs and educating them on the benefits of our technologies. Articles on our technologies have been included in numerous trade publications including Design News, EDN (Electronic Design News), EE Times, ECN (Electronic Component News), EPN (Electronic Product News), as well as industry-specific publications such as Appliance Magazine, National Petroleum News, and Elevator World.

     Seminars and Trade Shows. We present training seminars about our technologies at some vendor-sponsored events for product design engineers. At these seminars, we are able to meet attendees and provide them with information about our technologies through multi-media presentations, product demonstrations, brochures and samples. We support the efforts of, and often partner with, licensees and technology partners to broaden awareness of our technologies at these events. For example, at electronica 2002, the world’s largest international summit for the electronics industry held bi-annually in Germany, Duraswitch technologies were represented in several licensee booths in addition to our own sales team’s attendance.

     Our sales and marketing team conducts regional training seminars for licensees and their sales representatives. Over the past year, we held four regional seminars, training approximately 120 sales representatives that are associated with our licensees on the advantages of our technologies.

Competition

     We operate in an industry characterized by intense competition. We believe that our primary competitors are manufacturers of electro-mechanical and dome membrane switches. Many of these manufacturers have established products, broad brand and name recognition and significantly greater resources than we do. Our strategy has not been to compete directly with these manufacturers, but to offer to license them our switch technologies. If these manufacturers, as licensees, incorporate our technology into their switches, we will have converted our competitors into business partners and Duraswitch technology advocates.

     While a licensing business model fosters cooperation, switch manufacturers may not adopt Duraswitch’s technologies. In particular, manufacturers may be reluctant to alter current designs or have other long-standing relationships that may affect the manufacturers’ decision to use one technology over another, even if our technologies offer additional benefits.

Employees

     As of March 15, 2004, we had 14 employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Risk Factors

     You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluation of our company and our business:

     We depend on our relationship with Delphi. We enter into license agreements and other similar contractual relationships under which we license our technologies. Any termination or breach of our relationship with Delphi, cessation of operations by Delphi, or non-performance under the license agreement by Delphi, could have a material adverse effect on our business. Our license agreement with Delphi requires Delphi to pay us minimum royalty payments of $12 million during 2004 through 2007. The first $1 million royalty payment will be earned effective June 30, 2004 and is due July 1, 2004. Subsequent payments are due as follows: $2 million on July 1, 2005; $3 million on July 1, 2006; and $6 million on July 1, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

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

•	we may be unable to adequately protect our technologies;

•	competitors may be able to develop similar or better technologies independently;

•	any of our pending patent applications may not be issued; or

•	intellectual property laws may not continue to protect our intellectual property rights, particularly as we expand

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

     Acquisitions could divert management’s time and attention, dilute the voting power of existing shareholders, and have a material adverse effect on our business. As part of our growth strategy, we may acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

•	difficulties integrating the operations and personnel of acquired companies;

•	additional financial resources required to fund the operations of acquired companies;

•	potential disruption of our business;

•	our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product offerings;

•	difficulty of maintaining uniform standards, controls, procedures, and policies;

•	potential loss of key employees of acquired companies;

•	impairment of employee and customer relationships as a result of changes in management;

•	significant expenditures to consummate acquisitions; and

•	difficulties in meeting applicable regulatory requirements.

     Our quarterly revenue and operating results may fluctuate. Our results may fluctuate from those in prior quarters and will continue to do so due to a variety of factors. These factors include:

•	establishment, growth or loss of licensee relationships;

•	timing of introductions, production and sales cycles of new products by our licensees incorporating our technologies, which is at the discretion of our licensees and their customers; and

•	market acceptance of our technologies.

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

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from August 26, 1999, the date we became a reporting company, to March 15, 2004, the price of our common stock ranged from $0.56 to $17.92 per share. On March 15, 2004, the last reported sale price of our common stock was $2.29.

     The market price of our common stock has been, and is likely to continue to be, significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views.

     We depend on our management team. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business. We depend upon the services of Robert J. Brilon, our Chief Executive Officer, President, and Chief Financial

Officer and Anthony J. Van Zeeland, our Chief Technology Officer. Mr. Brilon has extensive experience in the formation, financing and management of entrepreneurial companies. Mr. Van Zeeland has over 30 years experience in the switch industry. We have employment agreements with Mr. Brilon for a term that expires April 30, 2005 and with Mr. Van Zeeland for a term that expires December 31, 2007.

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

     Rights to acquire shares of common stock could result in dilution to other holders of common stock. As of December 31, 2003, we had options to purchase 1,042,440 shares of common stock outstanding under our stock option plans at a weighted average exercise price of $9.02 per share. We have filed registration statements under the securities laws to register the common stock to be issued under our stock option plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144. At December 31, 2003, there were outstanding warrants to purchase 425,000 shares of common stock at a weighted average exercise price of $7.59 per share. These warrants expire in 2004 if they are not exercised. The existence of such stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the option and warrant holders can be expected to purchase shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such options and warrants.

     We have a history of operating losses and expect to incur losses in the immediate future. We have had substantial losses since our inception and we expect to incur additional losses as we expand our licensing business. We expect to commit substantial resources to the establishment and support of new licensee relationships.

     We are unable to accurately estimate future revenue based upon historical performance and we cannot assure you if and when we will become profitable.

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

     Our growing international business activities subject us to risks that could reduce the demand for our products and increase our operating expense. In 2003, net revenue from international licensees represented 23% of our total net revenue. We have been expanding our licensing business with international licensees and expect that net revenue from international licensees will increase. To date, all of our licensing revenue and substantially all of our costs have been denominated in U.S. dollars. We expect that net revenue and substantially all of our costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including the following:

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

Item 2. Properties.

     Our principal administrative and design facilities are located in Mesa, Arizona, where we presently lease 7,006 square feet of office space in a building located at 234 South Extension Road. Our lease terminates on December 31, 2005, subject to our option to extend the term for three additional one-year periods. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

     From time to time we may be subject to claims and litigation incident to our business. As of March 15, 2004, we were not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

     Our common stock has been listed on the NASDAQ SmallCap Market under the symbol “DSWT” since December 20, 2002 and was listed on the NASDAQ National Market System from October 11, 2000 to December 19, 2002. Between August 26, 1999 and October 10, 2000, our common stock was traded on the American Stock Exchange under the symbol “DRA.” The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the NASDAQ National Market or NASDAQ SmallCap Market, as applicable.

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter (through March 15, 2004)	$2.75	$1.60
Fiscal Year Ended December 31, 2003
First Quarter	$1.30	$0.67
Second Quarter	3.00	0.50
Third Quarter	2.21	1.25
Fourth Quarter	2.20	1.45
Fiscal Year Ended December 31, 2002
First Quarter	$9.20	$7.00
Second Quarter	8.02	4.93
Third Quarter	7.41	2.40
Fourth Quarter	2.53	0.89

Dividends

     We have never declared any cash dividends on our common stock since we currently intend to retain any future earnings to finance future growth. We do not intend to declare any dividends on our common stock in the foreseeable future.

Holders

     As of March 15, 2004, there were approximately 300 holders of record of our common stock. We believe that our common stock is held by more than 2,000 beneficial holders.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data (1)
Licensing revenue	$760	$747	$835	$533	$—
Product revenue	—	25	150	1,786	1,674
Total net revenue	760	772	985	2,319	1,674
Gross profit (loss)	657	616	728	264	(355)
Net loss	(2,551)	(4,706)	(5,390)	(4,110)	(3,475)
Net loss per common share, basic and diluted	$(0.27)	$(0.49)	$(0.57)	$(0.49)	$(0.58)
Weighted average common shares outstanding, basic and diluted	9,591	9,532	9,443	8,436	6,034

(1) No cash dividends were declared or paid in any year presented.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$4,257	$7,037	$12,016	$16,446	$5,885
Total assets	6,243	9,502	14,816	19,098	8,238
Long-term debt, net of current portion	—	8	26	44	125
Total stockholders’ equity	$4,373	$6,857	$11,532	$15,749	$6,871

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

     During 2000, we started to implement our business model of licensing our technologies rather than manufacturing switches ourselves. We completed this transition in June 2001 and expect substantially all of our future revenues to come from our licensing efforts. As of March 15, 2004, we had 29 licensees, foreign and domestic. Because the revenue generated from licensing switch technologies is lower than the revenue from manufacturing the same number of switches, we expected our net revenue to decrease during our transition to licensing. Concurrently, our gross profit as a percentage of revenue increased because the cost of goods sold associated with licensing is much lower than with manufacturing.

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

     Our research, development and commercial application engineering expenses are comprised mainly of personnel and occupancy costs. Our selling, general and administrative expenses are comprised mainly of personnel costs, depreciation, and occupancy costs.

     During the second quarter of 2001, we completed the transition to a licensing business model away from switch manufacturing and, as a result, the relationship between net revenue, cost of goods sold, and operating expenses reflected in our financial information may not represent future expected financial relationships.

Application of Critical Accounting Policies

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

     Revenue Recognition. We enter into licensing agreements with our customers. Our licensing strategy incorporates a simplified requirement whereby the licensee purchases licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize licensing revenue and licensing cost of goods sold. In some cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the case of the Delphi minimum royalty payments, we recognize revenue as it is earned: either as Delphi sells products incorporating our technologies; or in the event that the royalties earned on the sale of Delphi products is less than the minimum royalty payment, we recognize the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year.

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

     Inventory Valuation. Our inventory is primarily comprised of licensed components, which are sold to licensees. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.

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

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Net Revenue. We recorded net revenue of $759,912 for the year ended December 31, 2003, compared to $772,169 for the year ended December 31, 2002, a decrease of $12,257. The decrease is due to the expected decrease in product revenue as a result of the completion of our transition from manufacturing to licensing switch technologies.

     Licensing revenue was $759,912 and $747,494 for the years ended December 31, 2003 and 2002, respectively, an increase of $12,418 or 2%. Our licensing revenue is primarily comprised of the recognition of revenue resulting from the recognition of deferred revenue from our license agreement with Delphi and per-switch revenue from non-exclusive licensees who manufacture switches incorporating our technologies. The per-switch revenue includes royalties and revenue from the sale of licensed components.

     To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The number of unit sales of royalty-bearing PushGates has fluctuated during the last three years from approximately 1.8 million in 2001, to 2.8 million in 2002 to 2.3 million in 2003. The increase in units from 2001 to 2002 was primarily related to a sale of one million units to one licensee. The decrease from 2002 to 2003 was primarily due to the 2002 sale of one million units to one licensee not being replicated in 2003 and was offset by increased unit sales to other licensees.

     Our license agreement with Delphi generated licensing revenue of $409,753 or 54% of our licensing revenue and total net revenue for the year ended December 31, 2003 and $409,380 or 55% of our licensing revenue and 53% of our total net revenue for the year ended December 31, 2002. Licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue, which was recorded in 2000. Delphi’s license agreement also includes minimum royalty payments of $12 million during 2004 through 2007. The first minimum royalty payment of $1 million will be earned effective June 30, 2004 and is due July 1, 2004. The remaining installments are due as follows: $2 million July 1, 2005; $3 million July 1, 2006; and $6 million due July 1, 2007.

     Product revenue was $0 and $24,675 for the years ended December 31, 2003 and 2002, respectively, a decrease of $24,675. The decrease reflects our transition to a technology licensing company. The $24,675 of product revenue for the year ended December 31, 2002 was related to fees received for engineering services we had provided to a customer in prior periods that were in dispute. We do not expect to have any significant product revenue in the future.

     Cost of Goods Sold. Total cost of goods sold and licensing cost of goods sold was $103,304 for the year ended December 31, 2003, compared to $156,406 for the year ended December 31, 2002, a decrease of $53,102. The decrease in cost of goods sold and increase in gross profit as a percentage of revenue to 86% in 2003 from 80% in 2002 was primarily due to a 2002 charge to licensing cost of goods sold related to earlier versions of licensed components that will no longer be promoted and will only be considered as an alternative to our current licensed component inventories in limited circumstances. There was no comparable charge in 2003. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us and the recognition of deferred revenue from our licensing agreement with Delphi.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,299,750 for 2003, compared to $2,857,609 for 2002, a decrease of $557,859. The decrease in selling, general and administrative expenses was primarily related to personnel reductions. We expect 2004 general and administrative expenses to decrease as we significantly reduced our ongoing occupancy costs on January 1, 2004 when we entered into a new long-term building lease, saving approximately $200,000 annually. Additionally in 2004, we will see the full-year effect of our 2003 personnel reductions. As revenue increases, additional commission expense will be incurred including a 5% commission on cash received from Delphi related to their license agreement.

     Research, Development and Commercial Application Engineering. Research, development and commercial application engineering expenses were $917,610 for 2003, compared to $2,614,905 for 2002, a decrease of $1,697,295. The decrease was primarily attributable to costs related to decreased research and development personnel. In 2001, we added personnel and increased our modeling and testing capabilities, resulting in increased costs. As we entered 2002, we began to reduce these expenses primarily by reducing research and development personnel. In 2002 and 2003, research and development expenses decreased each quarter from the preceding quarter. We anticipate that 2004 research, development and commercial application engineering expenses will decrease due to reductions in occupancy costs, personnel, and depreciation.

     In October 2002, we announced cost-cutting initiatives that included significant reductions in research and development personnel focused on new technologies. In 2003, we continued the cost cutting initiatives and made further personnel reductions. As part of our reduced research and development activities, we entered into a new employment agreement with our co-founder and Chief Technology Officer. The new agreement reduced his salary and time commitment to Duraswitch by 50%. We have created a portfolio of patented and patent-pending technologies, which are available through our licensees. The efforts of our remaining personnel will continue to be directed at commercializing our technologies as opposed to also focusing on the creation of new technologies. They will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.

     Loss from Operations. As a result of the decreases in selling, general and administrative expenses and research, development and commercial application engineering expenses, loss from operations decreased to $2,560,752 for the year ended December 31, 2003, compared to $4,856,751 for the year ended December 31, 2002, a decrease of $2,295,999.

     Other Income-Net. Other income-net was $10,191 for 2003 compared to $150,699 for 2002, a decrease of $140,508. The decrease in other income-net is due to the decrease in investment income as a result of lower interest rates and lower average cash balances and to the $43,073 loss recorded for the disposal of fixed assets.

     Net Loss. The decrease of $2,155,491 or 46% in the net loss to $2,550,561 for the year ended December 31, 2003 from $4,706,052 for the year ended December 31, 2002 was primarily a result of decreased selling, general and administrative expenses and decreased research and development expenses.

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

     To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The number of unit sales of royalty-bearing PushGates has increased during the last three years from approximately one million in 2000, 1.8 million in 2001, to 2.8 million in 2002. Revenue has not tracked this increase because the average revenue earned per PushGate during 2002 was just over $0.10, the low end of the $0.10-0.30 range, compared to average per-PushGate revenue of $0.17 in 2001. The increase in the quantity of licensed components sold was primarily related to a sale of one million units to one licensee. The decrease in the per-switch royalties resulted from volume discounts. Licensing revenue was also impacted by a decrease in fees related to the review of customer designs. The primary reason for the decrease in design review fees was a reduction of the amount billed per-design review. At the same time, we experienced an increase in the number of design reviews. As contemplated in our license agreements, we have lowered these fees as our licensees have gained experience and become more proficient with our technologies as well as to remove barriers to commercial acceptance.

     Our license agreement with Delphi generated licensing revenue of $409,380 or 55% of our licensing revenue and 53% of our total net revenue for the year ended December 31, 2002 and $411,362 or 49% of our licensing revenue and 42% of our total net revenue for the year ended December 31, 2001. Licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue which was recorded in 2000.

     Product revenue was $24,675 and $149,771 for the years ended December 31, 2002 and 2001, respectively, a decrease of $125,096. The decrease reflects our transition to a technology licensing company. The $24,675 of product revenue for the year ended December 31, 2002 was related to fees received for engineering services we had provided to a customer in prior periods that were in dispute. We do not expect to have any significant product revenue in the future.

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

     Research, Development and Commercial Application Engineering. Research, development and commercial application engineering expenses were $2,614,905 for 2002, compared to $2,773,221 for 2001, a decrease of $158,316. The decrease was primarily attributable to costs related to decreased research and development personnel. During 2001, research and development expenses increased every quarter as we ramped up our research and development activities to expand our technology portfolio and develop various adaptations of our core technologies. We added personnel and increased our modeling and testing capabilities, resulting in increased costs. As we entered 2002, we began to reduce these expenses primarily by reducing research and development personnel. In 2002, research and development expenses decreased each quarter from the preceding quarter.

     Loss from Operations. As a result of the decreases in selling, general and administrative expenses and research, development and commercial application engineering expenses, loss from operations decreased to $4,856,751 for the year ended December 31, 2002, compared to $5,944,399 for the year ended December 31, 2001, a decreased loss of $1,087,648.

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

Liquidity and Capital Resources

     We had cash and cash equivalents of $4,256,978 on December 31, 2003. During the past three years, we have experienced decreases in our cash and cash equivalents primarily as a result of cash used in operations offset by the proceeds from the stock sales related to the exercise of employee stock options.

     Net cash used in operating activities during the year ended December 31, 2003 was $2,791,532. Cash used in operating activities consisted primarily of the net loss, a decrease in deferred licensing revenue, and a decrease in accrued salaries and benefits that were all partially offset by depreciation and amortization.

     Net cash provided by investing activities during the year ended December 31, 2003 was $3,438. Our net cash provided by investing activities consisted primarily of proceeds from the sale of equipment that had been used for research and development and for manufacturing marketing pieces. The sale proceeds were partially offset by investments in patents.

     Net cash provided by financing activities during the year ended December 31, 2003 was $8,113, consisting primarily of net proceeds from the sale of stock related to the exercise of employee stock options, which was partially offset by principal payments on capital lease obligations.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments totaling $12 million during 2004 through 2007. The first $1 million minimum royalty payment is earned effective June 30, 2004 and is due on July 1, 2004. Subsequent payments are due as follows: $2 million on July 1, 2005; $3 million on July 1, 2006; and $6 million on July 1, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     At December 31, 2003, we had approximately $20.3 million in net operating loss carryforwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carryforwards, which expire in 2011 through 2023.

     We have employment agreements with our executive officers. These agreements call for a base salary and bonuses. These agreements also provide for salary and benefits in the event of separation. Effective December 31, 2001, our former Chief Executive Officer resigned his position. His employment agreement provided for salary and benefits in the event of termination or resignation. As such, we recorded a charge of $397,431 during the year ended December 31, 2001 to be paid over an 18-month period. At December 31, 2003 the entire amount had been paid.

     We have experienced significant operating losses since our inception. During 2002 and 2003 we reduced our personnel to 14 employees from 72 at December 31, 2001. We entered into a new lease agreement on January 1, 2004 and significantly reduced our occupancy costs as we reduced our lease commitment from 33,650 square feet to 7,006 square feet. As a result of these factors and other cost cutting initiatives we anticipate that our cash and working capital requirements will decrease in 2004 from 2003 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

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

     The following table sets forth our contractual obligations and commitments as of December 31, 2003:

	Payments Due by Period
	Less than
Contractual obligations	1 year		1-3 years		Thereafter	Total
Capital lease obligations (including interest)	$8,766		$—		$—	$8,766
Operating leases	43,609		44,529		—	88,138
Purchase order obligations	41,555	(1)	93,500	(2)	—	135,055

Total contractual cash obligations	$93,930		$138,029		$—	$231,959

(1)	Represents open commitments to acquire licensed components within the next twelve months.

(2)	Represents the cost of tooling for volume production of PushGate Island magnets which is being built to our specifications. Commitment will be reduced by each component part which is sold by the vendor.

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

     Additionally, we are exposed to some market risk through interest rates related to our investment of cash and cash equivalents of approximately $4 million. The risk is not considered material and we manage such risk by evaluating the best investment rates available for short-term high-quality investments.

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

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Duraswitch Industries, Inc.
Mesa, Arizona

We have audited the accompanying consolidated balance sheets of Duraswitch Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duraswitch Industries, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 11, 2004

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,256,978	$7,036,959
Accounts receivable (net of allowance for doubtful accounts of $12,000 in 2003 and 2002)	49,763	11,191
Inventory – Net (Note 4)	171,522	192,915
Prepaid expenses and other current assets	113,434	168,121

Total current assets	4,591,697	7,409,186
PROPERTY AND EQUIPMENT – Net (Notes 5 and 8)	314,712	786,506
GOODWILL – Net	443,874	443,874
PATENTS – Net (Note 6)	789,184	743,447
OTHER ASSETS	103,837	119,116

TOTAL	$6,243,304	$9,502,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,452	$23,933
Accrued salaries and benefits	162,817	500,413
Other accrued expenses and other current liabilities	164,469	231,973
Deferred licensing revenue (Note 7)	471,033	460,803
Current portion of capital leases payable (Note 8)	8,213	18,110

Total current liabilities	879,984	1,235,232

LONG-TERM LIABILITIES:
Capital leases payable (Note 8)	—	8,213
Other non-current liabilities	29,687	36,750
Deferred licensing revenue - long-term (Note 7)	960,638	1,364,601

Total long-term liabilities	990,325	1,409,564

Total liabilities	1,870,309	2,644,796

COMMITMENTS AND CONTINGENCIES (Notes 3 and 14)
STOCKHOLDERS’ EQUITY (Notes 9 and 10):
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2003 and 2002, 9,591,673 and 9,534,195 shares issued and outstanding in 2003 and 2002, respectively	9,592	9,534
Additional paid-in capital	27,383,479	27,317,314
Accumulated deficit	(23,020,076)	(20,469,515)

Total stockholders’ equity	4,372,995	6,857,333

TOTAL	$6,243,304	$9,502,129

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
NET REVENUE (Note 3):
Licensing (Note 7)	$759,912	$747,494	$835,541
Product	—	24,675	149,771

Total net revenue	759,912	772,169	985,312
COST OF GOODS SOLD:
Licensing	103,304	156,406	100,540
Product	—	—	156,298

Total cost of goods sold	103,304	156,406	256,838

Gross profit	656,608	615,763	728,474

OPERATING EXPENSES:
Selling, general and administrative	2,299,750	2,857,609	3,899,652
Research, development and commercial application engineering	917,610	2,614,905	2,773,221

Total operating expenses	3,217,360	5,472,514	6,672,873

LOSS FROM OPERATIONS	(2,560,752)	(4,856,751)	(5,944,399)
OTHER INCOME – Net	10,191	150,699	554,245

NET LOSS	$(2,550,561)	$(4,706,052)	$(5,390,154)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.27)	$(0.49)	$(0.57)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,591,090	9,532,463	9,443,313

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2000	9,266,696	$9,267	$26,112,732	$(10,373,309)	$15,748,690
Employee stock options exercised	261,999	262	1,172,738		1,173,000
Net loss				(5,390,154)	(5,390,154)

BALANCE, DECEMBER 31, 2001	9,528,695	9,529	27,285,470	(15,763,463)	11,531,536
Employee stock options exercised	5,500	5	31,844		31,849
Net loss				(4,706,052)	(4,706,052)

BALANCE, DECEMBER 31, 2002	9,534,195	9,534	27,317,314	(20,469,515)	6,857,333
Employee stock options exercised	22,696	23	26,200		26,223
Issuance of stock for services	34,782	35	39,965		40,000
Net loss				(2,550,561)	(2,550,561)

BALANCE, DECEMBER 31, 2003	9,591,673	$9,592	$27,383,479	$(23,020,076)	$4,372,995

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,550,561)	$(4,706,052)	$(5,390,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421,779	410,976	418,546
Issuance of stock for services	40,000	—	—
Loss on disposal of equipment	8,932	7,205	2,552
Reserve for inventory obsolescense	22,000	125,000	12,700
Bad debt expense	—	11,000	—
Changes in operating assets and liabilities:
Accounts receivable	(38,572)	79,743	122,485
Inventory	(607)	(41,996)	(37,636)
Prepaid expenses and other current assets	61,874	18,537	4,338
Accounts payable	49,519	(60,879)	32,343
Accrued salaries and benefits	(337,596)	(75,325)	254,089
Other accrued expenses and other current liabilities	(67,504)	65,061	(57,377)
Other non-current liabilities	(7,063)	(144,490)	181,240
Deferred licensing revenue	(393,733)	(406,727)	(429,111)

Net cash used in operating activities	(2,791,532)	(4,717,947)	(4,885,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(90,255)	(192,803)	(283,464)
Decrease in other assets	—	7,914	14,838
Repayment of advance to employee	—	—	40,000
Proceeds from sale of equipment	137,230	—	7,000
Purchases of property and equipment	(43,537)	(91,027)	(448,488)

Net cash provided by (used in) investing activities	3,438	(275,916)	(670,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	26,223	31,849	1,173,000
Principal payments on capital leases	(18,110)	(17,457)	(46,035)

Net cash provided by financing activities	8,113	14,392	1,126,965

DECREASE IN CASH AND CASH EQUIVALENTS	(2,779,981)	(4,979,471)	(4,429,134)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,036,959	12,016,430	16,445,564

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,256,978	$7,036,959	$12,016,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid for interest	$2,714	$5,413	$12,169

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

     Duraswitch Industries, Inc. (the “Company”) develops, patents and licenses electronic switch technologies used to operate or control products in a wide variety of commercial and consumer applications. The Company has built domestic and foreign patent protection for its technologies and is entering into license agreements with switch manufacturers and OEMs worldwide to achieve widespread distribution of its technologies. During 2000, the Company started to implement its business model of licensing its technologies rather than manufacturing switches. The Company has completed this transition and expects almost all of its future revenue to come from its licensing efforts. Licensing royalties are earned on a per switch basis.

     The Company has experienced significant operating losses since its inception. The Company raised net proceeds of approximately $8.2 million from its public offering in August 1999. In May 2000, the Company received $4.0 million from Delphi Automotive Systems LLC, (“Delphi”), for the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry, a warrant to purchase 225,000 shares of stock and a short-term option to purchase approximately 1.65 million shares of common stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of the Company’s common stock at $7 per share, representing approximately 18% of the Company’s outstanding shares, for approximately $11.5 million in cash.

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

     Goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method of accounting for business combinations, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations. Total goodwill amortization for the year ended December 31, 2001 was $72,946. Accordingly, the net loss for the year ended December 31, 2001, assuming non-amortization of goodwill, would have been $5,317,208. Net loss per share, basic and diluted, would have been $0.56 for the year ended December 31, 2001.

     Revenue Recognition. The Company enters into licensing agreements with its customers. The Company’s licensing strategy incorporates a simplified requirement whereby the licensee purchases defined licensed components from the Company. The licensed component revenue includes the royalty for the rights to manufacture, assemble and sell patented Duraswitch technologies. In some cases, where no components are supplied, the Company is paid a royalty per switch manufactured and we recognize revenue in the period the switch is manufactured. The Company’s non-exclusive licensees typically pay royalties of $0.08 per PushGate ($0.10 including the licensed component cost) and between $0.25 and $0.75 per thiNcoder, and between $0.25 and $0.75 per MagnaMouse, depending on volume. The terms of some of its license agreements require prepayment of royalties to the Company. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. Royalties are considered earned when the licensee purchases component parts from the Company or, when component parts are not supplied by the Company, royalties are considered earned when the licensee manufactures a switch utilizing Duraswitch technologies. In the case of the Delphi minimum royalty payments, we recognize revenue as it is earned: either as Delphi sells products incorporating our technologies; or in the event that the royalties earned on the sale of Delphi products are less than the minimum royalty payment, we recognize the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year. The deferred revenue received from Delphi in 2000 is being amortized over the initial seven-year term of the exclusive license agreement ending June 30, 2007.

     Stock-Based Compensation. At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 2.4 percent, 2.9 percent, and 4.0 percent for options granted in 2003, 2002 and 2001, respectively, an expected life of three years, an expected volatility rate of 80 percent, 69 percent and 56 percent for options granted in 2003, 2002 and 2001, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(2,550,561)	$(4,706,052)	$(5,390,154)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(234,265)	(350,212)	(634,663)

Pro forma net loss	$(2,784,826)	$(5,056,264)	$(6,024,817)

Loss per share:
Basic and diluted, as reported	$(0.27)	$(0.49)	$(0.57)

Basic and diluted, pro forma	$(0.29)	$(0.53)	$(0.64)

     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.

     Loss Per Common Share. Basic loss per share is computed by dividing the loss attributable to the stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. All stock options and warrants were anti-dilutive in 2003, 2002 and 2001.

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

     New Accounting Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability will be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 as of January 1, 2003, and there was no impact on our financial position or results of operations.

     Effective December 31, 2003, the Company adopted FASB Interpretation No. 46 (“FIN 46”) (revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R replaced FIN 46 and clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company did not have any variable interest entities as of December 31, 2003, and the consolidation requirements of FIN 46R will apply immediately to all variable interest entities created after December 31, 2003. Adoption of FIN 46R had no impact on the Company’s consolidated financial statements.

     Effective June 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The company did not have any such instruments outstanding at December 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

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

     The Company maintained its cash and cash equivalents in three financial institutions at December 31, 2003. At December 31, 2003, the Company maintained cash and cash equivalents at financial institutions in excess of federal depository insurance.

     In 2003, Delphi represented 54 percent of net revenue. In 2002, Delphi represented 53 percent of net revenue and Memtron Technologies Inc. and Xymox Technologies Inc. each represented 11 percent of net revenue. In 2001, Delphi represented 42 percent of net revenue and Siemens Cerberus product revenue represented 11 percent of net revenue. Net revenue from Delphi resulted primarily from recognition of deferred licensing revenue which was recorded in 2000.

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

     Inventory consists of the following at December 31:

	2003	2002
Raw materials:
Licensed components	$247,607	$230,585
Other materials	21,415	100,630
Less reserve for obsolete inventory	(97,500)	(138,300)

Inventory - net	$171,522	$192,915

     The Company recorded charges of $22,000, $125,000 and $12,700 to increase the reserve for obsolete inventory in 2003, 2002 and 2001, respectively.

5.	PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

	2003	2002
Computer equipment and software	$439,614	$611,490
Other machinery and equipment	325,236	720,077
Leasehold improvements	138,073	305,276
Office furniture and fixtures	73,669	122,209

Total	976,592	1,759,052
Less accumulated depreciation	(661,880)	(972,546)

Property and equipment - net	$314,712	$786,506

     Depreciation expense for property and equipment was $353,833, $349,919 and $289,483 for the years ended December 31, 2003, 2002, and 2001, respectively.

     During the second quarter of 2003, the Company began outsourcing the manufacture of research and development pieces and marketing samples and further reduced its research and development activities. As a result, equipment which had previously been utilized in these activities was offered for sale to our licensees and on our website. During 2003 we recorded an impairment loss of $21,194 and a gain on the sale of Assets Held for Sale of $55,335. Both the impairment loss and the gain have been included in selling, general and administrative expenses. At December 31, 2003, the net carrying value of the remaining equipment that is classified as Assets Held for Sale is $15,336.

6.	PATENTS

     Amortization expense for patents was $44,518, $37,628 and $32,673 for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization expense for existing patents is $46,825 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	2003	2002
Patents	$975,052	$884,797
Accumulated amortization	(185,868)	(141,350)

Patents - net	$789,184	$743,447

7.	DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. The first payment of $1 million is due on July 1, 2004. Subsequent payments are as follows: $2 million on July 1, 2005; $3 million on July 1, 2006; and $6 million on July 1, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment totaling $2,865,662 was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

     The licensing agreement with Delphi generated licensing revenue of $409,753 and $409,380 for the years ended December 31, 2003 and 2002, respectively, which primarily resulted from the revenue recognition of deferred licensing revenue which was recorded in 2000.

8.	CAPITAL LEASES

     The Company has capital leases for property and equipment with a gross value of $34,800 and a net book value of $8,120 at December 31, 2003. The amortization of fixed assets acquired with capital leases is included in depreciation expense. At December 31, 2003, the present values of future minimum capital lease payments are as follows:

2004 payments	$8,766
Less interest at 13.29%	553

Present value of minimum capital lease obligations	8,213
Less current portion of capital lease obligations	8,213

Long-term portion of capital lease obligations	$—

9.	STOCKHOLDERS’ EQUITY

     Common Stock. In 2003, we issued 34,782 shares at a value of $40,000 in exchange for consulting services.

     Preferred Stock. As of December 31, 2003, no preferred stock is outstanding. The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

     Warrants. On November 20, 1998, pursuant to a consulting agreement and prior to becoming an employee of the Company, our current Chief Executive Officer was granted a warrant to purchase 47,059 shares of non-registered common stock at an exercise price of $3.19. These warrants expired on November 20, 2003.

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

     A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range
Balance, January 1, 2001	472,059	$3.19-$8.25
Issued	—
Exercised	—

Balance, December 31, 2001	472,059	$3.19-$8.25
Issued	—
Exercised	—

Balance, December 31, 2002	472,059	$3.19-$8.25
Issued	—
Exercised	—
Expired	(47,059)	$3.19

Balance, December 31, 2003	425,000	$7.00-$8.25

10.	STOCK OPTION PLANS

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

     The total number of shares available for grant under all three plans is 59,803 at December 31, 2003.

     The Company accounts for the fair value of the options issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not record compensation cost during 2003, 2002 and 2001 as no options were granted to non-employees other than to directors during that time period.

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

     A summary of changes in stock options is as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Balance, January 1, 2001	973,792	$10.13
Granted	131,100	$10.55
Exercised	(261,999)	$4.50
Expired or terminated	(31,194)	$15.62

Balance, December 31, 2001	811,699	$10.13
Granted	301,400	$3.39
Exercised	(5,500)	$6.14
Expired or terminated	(34,900)	$7.35

Balance, December 31, 2002	1,072,699	$9.61
Granted	156,500	$1.86
Exercised	(22,696)	$1.16
Expired or terminated	(164,063)	$7.19

Balance, December 31, 2003	1,042,440	$9.02

	2003	2002	2001
Exercisable at the end of the year	990,940	1,029,633	786,699

Weighted average fair value of options granted during the year	$0.99	$1.52	$4.29

     A summary of options outstanding and exercisable as of December 31, 2003 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Price			Outstanding	Life	Price	Exercisable	Price
$0.81	-	$1.06	172,800	8.9	$1.04	172,800	$1.04
$1.83	-	$3.38	161,700	9.4	$2.14	110,200	$3.14
$6.00	-	$10.85	460,172	6.3	$7.48	460,172	$7.48
$13.01	-	$22.31	247,768	4.0	$21.92	247,768	$21.92

$0.81	-	$22.31	1,042,440	6.7	$9.02	990,940	$9.48

11.	INCOME TAXES

     Net deferred tax assets consist of the following at December 31:

	2003	2002
Deferred tax assets:
Operating loss carryforwards	$8,102,140	$7,944,706
Capitalized research and development	1,167,109	—
Research and development credits	723,601	370,349
Deferred licensing revenue	572,668	730,162
Other	150,295	305,497

Total	10,715,813	9,350,714
Less valuation allowance	(10,340,742)	(8,970,556)

Total	375,071	380,158
Deferred tax liabilities:
Patents	(314,474)	(326,183)
Other	(60,597)	(53,975)

Total	$—	$—

     During the years ended December 31, 2003, 2002 and 2001, the Company increased the valuation allowance by $1,370,186, $1,993,272, and $3,437,316, respectively, against deferred tax assets. The increase in the valuation allowance recorded in 2003, 2002 and 2001 includes $6,146, $3,463, and $1,121,965, respectively, for net operating loss carryforwards related to stock compensation. The benefit of the utilization of these net operating loss carryforwards would be recorded as a credit to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

     The Company’s net operating loss carryforwards of approximately $20.3 million for federal and state income tax purposes expire in 2011 through 2023.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2003, 2002 and 2001 due to the following:

	2003	2002	2001
Benefit calculated at statutory rate	$867,191	$1,600,057	$1,832,652
Increase (decrease) in income resulting from:
State income taxes, net	153,034	282,363	323,409
Permanent differences	343,815	107,389	159,290
Valuation allowance	(1,364,040)	(1,989,809)	(2,315,351)

Total	$—	$—	$—

12.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

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

	2003 - Quarter Ended,
	December 31	September 30	June 30	March 31
Licensing revenue	$246,777	$192,863	$161,245	$159,027
Total net revenue	246,777	192,863	161,245	159,027
Gross profit	204,923	161,989	147,722	141,974
Net loss	(528,898)	(475,794)	(821,042)	(724,827)
Net loss per common share, basic and diluted (1)	$(0.06)	$(0.05)	$(0.09)	$(0.08)

	2002 - Quarter Ended,
	December 31	September 30	June 30	March 31
Licensing revenue	$174,986	$150,164	$237,412	$184,932
Product revenue	—	—	—	24,675
Total net revenue	174,986	150,164	237,412	209,607
Gross profit	85,074	140,916	196,190	193,583
Net loss	(1,155,968)	(1,060,925)	(1,196,346)	(1,292,813)
Net loss per common share, basic and diluted (1)	$(0.12)	$(0.11)	$(0.13)	$(0.14)

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share may not equal the annual amounts reported.

13.	SEGMENT REPORTING

     The Company operates and reports internally as one segment and substantially all of its assets are located in the United States. Revenue by geographic area is determined based upon the location of the licensee or customer. The U.S. is the only country with net revenue in excess of 10% of total net revenue. Net revenue by geographic region for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
U.S.	$586,176	$678,021	$876,077
Europe	106,577	86,201	32,175
Other	67,159	7,947	77,060

Total	$759,912	$772,169	$985,312

14.	COMMITMENTS

     Management Services Agreement. The Company has a management services agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technologies. This agreement remains in effect until the expiration of the last patent, which may be issued on the switch technologies. During 2003, 2002 and 2001, the Company paid approximately $3,100, $5,100 and $9,200, respectively, under this agreement.

     Employment Agreements. The Company has employment agreements with its executive officers. These agreements call for a base salary and bonuses. These agreements also provide for salary and benefits in the event of separation.

     Effective December 31, 2001, the former Chief Executive Officer resigned his position. His employment agreement provided for salary and benefits in the event of termination or resignation. As such, the Company recorded a charge of $397,431 for the year ended December 31, 2001 to be paid over an 18-month period. At December 31, 2003, $0 remained to be paid.

     Lease Agreements. Rent expense for the periods ended December 31, 2003, 2002 and 2001 approximated $199,000 each year. Rent payments in 2003 were approximately $222,000. Future minimum rental payments are $43,609 in 2004, $44,529 in 2005, and $0 thereafter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our annual reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Exhibits.

See attached exhibit list.

(b)	Reports on Form 8-K.

On October 30, 2003, we filed a current report on Form 8-K reporting our third quarter 2003 financial results.

(d)	Financial Statement Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2004	DURASWITCH INDUSTRIES, INC.

/s/ Robert J. Brilon

Robert J. Brilon
Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 26, 2004	By:	/s/ Robert J. Brilon

Robert J. Brilon, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive, Financial and Accounting Officer)

Date: March 26, 2004	By:	/s/ Anthony J. Van Zeeland

Anthony J. Van Zeeland,
Director, Chief Technology Officer

Date: March 26, 2004	By:	/s/ Michael A. Van Zeeland

Michael A. Van Zeeland,
Director

Date: March 26, 2004	By:	/s/ John W. Hail

John W. Hail,
Director

Date: March 26, 2004	By:	/s/ William E. Peelle

William E. Peelle,
Director

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (1)

10.1	Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (1)

10.1.1	Addendum #1 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries Inc. and Robert J. Brilon (3)

10.1.2	Addendum #2 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries Inc. and Robert J. Brilon

10.2	1997 Stock Option Plan (1)

10.3	1999 Stock Option Plan (1)

10.4	Form of Representative’s Warrants (1)

10.5	2000 Stock Option Plan (4)

10.6	2000 Stock Option Plan Amendment (5)

10.7	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (1)

10.8	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter dated May 1, 1997 by and between Total Switch, Inc. and Anthony J. Van Zeeland (1)

10.9*	Licensing Agreement between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. dated April 20, 2000 (6)

10.10	Shareholders’ Agreement dated June 19, 2000 among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (7)

10.11	Employment Agreement dated July 1, 2003 by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (8)

10.13	Standard sublease dated November 1, 2003 by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc.

21	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d – 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form SB-2 as filed on August 26, 1999

(2)	Incorporated by reference to the registrant’s Form 10-KSB as filed on March 30, 2001

(3)	Incorporated by reference to the registrant’s Form 10-KSB as filed on March 30, 2000

(4)	Incorporated by reference to the registrant’s Proxy Statement as filed on May 12, 2000

(5)	Incorporated by reference to the registrant’s Form 10-K as filed on March 23, 2002

(6)	Incorporated by reference to the registrant’s Form 8-K as filed on April 26, 2000

(7)	Incorporated by reference to the registrant’s Form 10-K as filed on March 25, 2003

(8)	Incorporated by reference to the registrant’s Form 10-Q as filed on August 5, 2003

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.