Form 10QSB
period 2004-03-31
DURASWITCH INDUSTRIES INC
filed 2004-04-29
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission file number: 001-15069

Duraswitch Industries, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)

(480) 586-3300
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of April 27, 2004 there were 9,595,173 shares of the small business issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[  ] No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,717,053	$4,256,978
Accounts receivable (net of allowance for doubtful accounts of $12,000 in 2004 and 2003)	66,031	49,763
Inventory - Net (Note 3)	173,721	171,522
Prepaid expenses and other current assets	117,259	113,434

Total current assets	4,074,064	4,591,697

PROPERTY AND EQUIPMENT - Net	279,722	314,712
GOODWILL - Net	443,874	443,874
PATENTS - Net (Note 4)	784,609	789,184
OTHER ASSETS	82,963	103,837

TOTAL ASSETS	$5,665,232	$6,243,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,710	$73,452
Accrued salaries and benefits	196,502	162,817
Other accrued expenses and other current liabilities	117,828	164,469
Deferred licensing revenue (Note 2)	470,263	471,033
Current portion of capital leases payable	6,070	8,213

Total current liabilities	825,373	879,984

LONG-TERM LIABILITIES:
Other non-current liabilities	27,482	29,687
Deferred licensing revenue - long-term (Note 2)	857,042	960,638

Total long-term liabilities	884,524	990,325

Total liabilities	1,709,897	1,870,309

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2003 and 2002, 9,593,673 and 9,591,673 shares issued and outstanding in 2004 and 2003, respectively	9,594	9,592
Additional paid-in capital	27,385,597	27,383,479
Accumulated deficit	(23,439,856)	(23,020,076)

Total stockholders’ equity	3,955,335	4,372,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,665,232	$6,243,304

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET LICENSING REVENUE:	$179,645	$159,027

COST OF GOODS SOLD:	38,713	17,053

Gross profit	140,932	141,974

OPERATING EXPENSES:
Selling, general and administrative	437,578	574,588
Research, development and commercial application engineering	131,529	310,440

Total operating expenses	569,107	885,028

LOSS FROM OPERATIONS	(428,175)	(743,054)

OTHER INCOME — Net	8,395	18,227

NET LOSS	$(419,780)	$(724,827)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,591,893	9,604,688

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,780)	$(724,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,022	104,315
Gain on disposal of equipment	(15,688)	—
Issuance of stock for services	—	20,000
Changes in operating assets and liabilities:
Accounts receivable	(16,268)	(37,517)
Inventory	(2,199)	(51,979)
Prepaid expenses and other current assets	10,125	(19,611)
Accounts payable	(38,742)	59,395
Accrued salaries and benefits	33,685	(136,322)
Other accrued expenses and other current liabilities	(46,641)	(46,566)
Other non-current liabilities	(2,205)	(1,766)
Deferred licensing revenue	(104,366)	(100,341)

Net cash used in operating activities	(547,057)	(935,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(7,100)	(24,151)
Proceeds from sale of equipment	16,755	—
Purchases of property and equipment	(2,500)	(5,879)

Net cash provided by (used in) investing activities	7,155	(30,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	2,120	—
Principal payments on capital leases	(2,143)	(4,264)

Net cash used in financing activities	(23)	(4,264)

DECREASE IN CASH AND CASH EQUIVALENTS	(539,925)	(969,513)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,256,978	7,036,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,717,053	$6,067,446

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$249	$943

Stock issued on January 15, 2003 in exchange for consulting services which were to be rendered over a 12 month period	$—	$96,000

Sale of assets held for sale in exchange for note receivable and testing services	$13,950	$—

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

2. DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The initial term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million is due on July 1, 2004. Subsequent payments are due as follows: $2 million on July 1, 2005; $3 million on July 1, 2006; and $6 million on July 1, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the non-refundable payment, totaling $2,865,662, was recorded as deferred licensing revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

     The current portion of deferred licensing revenue includes the revenue to be recognized in the next twelve months related to the Delphi non-refundable payment and royalty prepayments by other licensees that have been deferred until such royalties are earned under the licensing agreements.

3. INVENTORY

     The Company’s inventory is primarily comprised of licensed components. The licensed components are sold to licensees and are recognized as revenue and the cost of the components is recorded as cost of goods sold when the components are shipped to the licensee.

4. PATENTS

     Amortization expense for patents was $11,675 and $10,542 for the three months ended March 31, 2004 and 2003, respectively. The estimated amortization expense for existing patents is $47,100 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	March 31,	December 31,
	2004	2003

Patents	$982,152	$975,052
Accumulated amortization	(197,543)	(185,868)

Patents – net	$784,609	$789,184

5. SUBSEQUENT EVENT

     On April 21, 2004 the Company entered into a definitive agreement to acquire all of the shares of privately held Active Recognition Technologies, Inc. (“ART”), a developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. During the twelve months following the execution of the definitive agreement, Duraswitch has committed funding, in the form of convertible debt, up to a maximum of $500,000. The debt instrument has a principal conversion into 12.5% of ART’s outstanding capital stock on a fully diluted basis, upon the closing of the acquisition or the acceptance of a superior offer by ART. If the closing of the acquisition occurs, the Company will issue 950,000 shares of restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a 3-year period. The earn-out shares have standard piggy-back registration rights. Both the initial acquisition shares and the earn-out shares will be reduced if Duraswitch converts any outstanding convertible debt into ART shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this report will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

     Revenue Recognition. We enter into licensing agreements with our customers. Our licensing agreements require the licensee to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In some cases, where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the case of the Delphi minimum royalty payments, we recognize revenue as it earned: either as Delphi sells products incorporating our technologies; or in the event that the royalties earned on the sale of Delphi products are less than the minimum royalty payment, we recognize the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year.

     Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred licensing revenue. This deferred revenue is recognized as revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee directly manufactures our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue is being amortized over the initial seven-year term of the agreement. (See Note 2 of our Notes to Unaudited Consolidated Financial Statements.)

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

Results of Operations

     Net Licensing Revenue. Net licensing revenue was $179,645 and $159,027 for the three months ended March 31, 2004 and 2003, respectively, an increase of $20,618 or 13%. To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The majority of the increase in licensing revenue for the quarter ended March 31, 2004 was a result of increases in the quantities of royalty bearing PushGate and thiNcoder rotor licensed components sold. Revenue for the quarter also increased related to fees for the review of customer designs and from the sale of other materials to our licensees.

     For each of the three months ended March 31, 2004 and 2003, recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue, representing 57% and 64% of licensing revenue in 2004 and 2003, respectively.

     We anticipate that licensing revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it depends on production orders being issued to our licensees for products utilizing our technologies. The timing of the purchase orders depends on economic conditions as well as market acceptance of products that incorporate our technologies. The amount of licensing revenue for any period is not necessarily indicative of results for any future period.

     Cost of Goods Sold. Total cost of goods sold was $38,713 for the three months ended March 31, 2004, compared to $17,053 for the three months ended March 31, 2003, an increase of $21,660 or 127%. The increase in cost of goods sold for the three months ended March 31, 2004 and the decrease in gross profit as a percentage of revenue to 78% in 2004 from 89% in 2003 were primarily due to two factors: 1) an increase in our cost of the PushGate licensed components; and 2) increased sales of other low margin materials. The increase in our cost of the PushGate licensed components was due to quality issues with the licensed components that we received from a foreign supplier. As a result of the quality issues, we incurred additional costs to obtain licensed components from a domestic supplier. We believe that our foreign supplier quality issues will be resolved in the short term. The increases in the cost of goods sold of other materials resulted from increased sales of low margin, unique materials that we sell to our licensees as an additional service. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us and the recognition of deferred revenue from our licensing agreement with Delphi.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $437,578 for the three months ended March 31, 2004, compared to $574,588 for the three months ended March 31, 2003, a decrease of $137,010 or 24%. The decrease in selling, general and administrative expense was primarily related to reductions in personnel and to decreased occupancy costs.

     Research, Development and Commercial Application Engineering Expenses. Research, development and commercial application engineering expenses were $131,529 for the three months ended March 31, 2004, compared to $310,440 for the three months ended March 31, 2003, a decrease of $178,911 or 58%. The decrease was primarily related to reductions in research and development personnel that were completed in the second quarter of 2003. The efforts of our remaining research and development personnel will continue to be directed at commercializing our technologies as opposed to also focusing on the creation of new technologies. They will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.

     Loss from Operations. As a result of the factors described above, the loss from operations was $428,175 for the three months ended March 31, 2004 compared to $743,054 for the three months ended March 31, 2003, an improvement of $314,879 or 42%.

     Other Income – Net. Other income - net was $8,395 for the three months ended March 31, 2004, compared to $18,227 for the three months ended March 31, 2003, a decrease of $9,832. The decrease in other income - net for the three months is primarily due to decreased interest income as a result of lower interest rates and lower average cash balances.

     Net Loss. The $305,047 or 42% improvement in the net loss to $419,780 for the three months ended March 31, 2004 from $724,827 for the three months ended March 31, 2003 was primarily a result of reductions in personnel and occupancy costs.

Liquidity and Capital Resources

     We had cash and cash equivalents of $3,717,053 on March 31, 2004. During the quarter we experienced a decrease in our cash and cash equivalents primarily as a result of cash used in operations.

     Net cash used in operating activities was $547,057 for the three months ended March 31, 2004. Cash used in operating activities consisted primarily of the net loss and the decrease in deferred licensing revenue.

     Net cash provided by investing activities was $7,155 for the three months ended March 31, 2004. The net cash provided by investing activities related to proceeds from the sale of assets held for sale and was offset by investment in patents and purchases of equipment.

     Net cash used in financing activities was $23 for the three months ended March 31, 2004 related to payments on capital leases offset by the net proceeds from the sale of stock.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 1, 2004, totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million is earned effective June 30, 2004 and is due on July 1, 2004. Subsequent payments are as follows: $2 million on July 1, 2005; $3 million on July 1, 2006; and $6 million on July 1, 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     On April 21, 2004 the Company entered into a definitive agreement to acquire all of the shares of privately held Active Recognition Technologies, Inc. (“ART”), a developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. During the twelve months following the execution of the definitive agreement, Duraswitch has committed funding, in the form of convertible debt, up to a maximum of $500,000. The debt instrument has a principal conversion into 12.5% of ART’s outstanding capital stock on a fully diluted basis, upon the closing of the acquisition or the acceptance of a superior offer by ART. If the closing of the acquisition occurs, the Company will issue 950,000 shares of restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a 3-year period. The earn-out shares have standard piggy-back registration rights. Both the initial acquisition shares and the earn-out shares will be reduced if Duraswitch converts any outstanding convertible debt into ART shares.

     At December 31, 2003, we had approximately $20.3 million in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards which expire in 2011 through 2023.

     On April 20, 2000, we sold a warrant to Delphi to purchase 225,000 shares of common stock at an exercise price of $7.00 per share. This warrant expired on April 20, 2004.

     We have experienced significant operating losses since our inception. During 2003 we reduced our personnel to 14 from 27 at December 31, 2002. We entered into a new lease agreement on January 1, 2004 and significantly reduced our occupancy costs as we reduced our lease commitment from 33,650 square feet to 7,006 square feet. As a result of these factors and other cost cutting initiatives we anticipate that our cash and working capital requirements will decrease in 2004 from 2003 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

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

Contractual Obligations and Commitments

     The following table sets forth our contractual obligations and commitments as of March 31, 2004:

	Payments Due by Period
	Less than
	1 year	1-3 years		Thereafter	Total
Capital lease obligations (including interest)	$6,375	$—		$—	$6,375
Operating leases	44,252	34,270		—	78,522
Purchase order obligations	57,231 (1)	93,500	(2)	—	150,731

Total contractual cash obligations	$107,858	$127,770		$—	$235,628

(1)	Represents open commitments to acquire licensed components within the next twelve months.

(2)	Represents the cost of tooling for volume production of PushGate Island magnets which is being built to our specifications. Commitment will be reduced by each component part sold by the vendor.

Item 3. Controls and Procedures.

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	See attached exhibit list.

(b)	Reports on Form 8-K.

On March 2, 2004, we filed a Current Report on Form 8-K announcing our fourth quarter and fiscal 2003 financial results.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duraswitch Industries, Inc.
(Registrant)

Date: April 28, 2004	By:	/s/ Robert J. Brilon

Robert J. Brilon, President & Chief Executive officer
Chief Financial Officer, Secretary and Treasurer
(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement Dated as of April 20, 2004, among Duraswitch Industries, Inc.; Active Recognition Technologies, Inc.; Arthur Lawida; Ole Sorensen; and Alex Parrish

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d – 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002