Form 10QSB
period 2004-06-30
DURASWITCH INDUSTRIES INC
filed 2004-08-06
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission file number: 001-15069

Duraswitch Industries, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0308867 (I.R.S. Employer Identification No.)

234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)

(480) 586-3300
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

As of August 3, 2004 there were 9,611,173 shares of the small business issuer’s common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,069,508	$4,256,978
Accounts receivable (net of allowance for doubtful accounts of $12,000 in 2004 and 2003) (Note 2)	1,034,624	49,763
Inventory — Net (Note 3)	179,734	171,522
Prepaid expenses and other current assets	141,097	113,434

Total current assets	4,424,963	4,591,697

NOTE RECEIVABLE (Note 5)	150,000	—
PROPERTY AND EQUIPMENT — Net	263,279	314,712
GOODWILL — Net	443,874	443,874
PATENTS — Net (Note 4)	792,004	789,184
OTHER ASSETS	78,101	103,837

TOTAL ASSETS	$6,152,221	$6,243,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$124,706	$73,452
Accrued salaries and benefits	171,975	162,817
Other accrued expenses and other current liabilities	187,270	164,469
Deferred licensing revenue (Note 2)	469,604	471,033
Current portion of capital leases payable	3,857	8,213

Total current liabilities	957,412	879,984

LONG-TERM LIABILITIES:
Other non-current liabilities	25,278	29,687
Deferred licensing revenue — long-term (Note 2)	753,447	960,638

Total long-term liabilities	778,725	990,325

Total liabilities	1,736,137	1,870,309

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2004 and 2003, 9,607,173 and 9,591,673 shares issued and outstanding in 2004 and 2003, respectively	9,607	9,592
Additional paid-in capital	27,399,894	27,383,479
Accumulated deficit	(22,993,417)	(23,020,076)

Total stockholders’ equity	4,416,084	4,372,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,152,221	$6,243,304

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET LICENSING REVENUE (Note 2):	$1,179,615	$161,245	$1,359,260	$320,272

COST OF GOODS SOLD:	49,071	13,523	87,784	30,576

Gross profit	1,130,544	147,722	1,271,476	289,696

OPERATING EXPENSES:
Selling, general and administrative	576,296	646,511	1,013,874	1,221,099
Research, development and commercial application engineering	115,959	294,449	247,488	604,889

Total operating expenses	692,255	940,960	1,261,362	1,825,988

INCOME (LOSS) FROM OPERATIONS	438,289	(793,238)	10,114	(1,536,292)

OTHER INCOME (EXPENSE)- Net	8,150	(27,804)	16,545	(9,577)

NET INCOME (LOSS)	$446,439	$(821,042)	$26,659	$(1,545,869)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$0.05	$(0.09)	$—	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,598,525	9,613,927	9,595,209	9,609,333

DILUTED	9,733,643	9,613,927	9,729,901	9,609,333

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,659	$(1,545,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	109,421	200,974
(Gain) loss on disposal of equipment	(16,253)	58,428
Issuance of stock for services	—	40,000
Reserve for inventory obsolescence	—	27,000
Changes in operating assets and liabilities:
Accounts receivable	(984,861)	(2,073)
Inventory	(8,212)	(45,715)
Prepaid expenses and other current assets	(13,713)	(42,337)
Other assets	(1,224)	300
Accounts payable	51,254	24,657
Accrued salaries and benefits	9,158	(160,040)
Other accrued expenses and other current liabilities	22,801	(63,132)
Other non-current liabilities	(4,409)	(3,531)
Deferred licensing revenue	(208,620)	(203,731)

Net cash used in operating activities	(1,017,999)	(1,715,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(150,000)	—
Increase in patents	(26,319)	(44,161)
Proceeds from sale of equipment	17,549	31,236
Purchases of property and equipment	(22,775)	(12,479)

Net cash used in investing activities	(181,545)	(25,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	16,430	—
Principal payments on capital leases	(4,356)	(8,694)

Net cash provided by (used in) financing activities	12,074	(8,694)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,187,470)	(1,749,167)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,256,978	7,036,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,069,508	$5,287,792

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$177	$776

Stock issued on January 15, 2003 in exchange for consulting services which were to be rendered over a 12 month period	$—	$40,000

Sale of assets held for sale in exchange for note receivable and prepaid testing services	$13,950	$—

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the annual financial statements of Duraswitch Industries, Inc. (the “Company”). Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2. DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The initial term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

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

4. PATENTS

     Amortization expense for patents was $11,824 and $10,957 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense for patents was $23,499 and $21,499 for the six months ended June 30, 2004 and 2003, respectively. The estimated amortization expense for existing patents is $47,700 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	June 30, 2004	December 31, 2003
Patents Accumulated amortization	$1,001,371 (209,367)	$975,052 (185,868)

Patents — net	$792,004	$789,184

5. ADVANCES TO ACTIVE RECOGNITION TECHNOLOGIES, INC.

     On April 21, 2004 the Company entered into an agreement to potentially acquire all of the shares of privately held Active Recognition Technologies, Inc. (“ART”), a developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. During the twelve months following the execution of the definitive agreement, Duraswitch has committed to provide funding for ART, up to a maximum of $500,000 in the form of convertible debt. The debt bears interest at 5% per annum, matures 24 months following the initial funding of the loan, and is secured by a first priority lien on all assets of ART. At June 30, 2004, the Company had advanced $150,000 under the loan. The debt instrument has a principal conversion into 12.5% of ART’s outstanding capital stock on a fully diluted basis, upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, the Company will issue 950,000 shares of its restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a 3-year period. The earn-out shares have standard piggy-back registration rights. Both the initial acquisition shares and the earn-out shares will be reduced if Duraswitch converts any outstanding convertible debt into ART shares.

6. STOCK-BASED COMPENSATION

     At June 30, 2003, the Company had three stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.1 percent and 1.9 percent in 2004 and 2003, respectively, an expected life of three years, an expected volatility rate of 81 percent and 82 percent for options granted in 2004 and 2003, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$446,439	$(821,042)	$26,659	$(1,545,869)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(67,631)	(71,384)	(67,631)	(71,384)

Pro forma net income (loss)	$378,808	$(892,426)	$(40,972)	$(1,617,253)

Income (loss) per share:
Basic, as reported	$0.05	$(0.09)	$—	$(0.16)

Basic, pro forma	$0.04	$(0.09)	$—	$(0.17)

Diluted, as reported	$0.05	$(0.09)	$—	$(0.16)

Diluted, pro forma	$0.04	$(0.09)	$—	$(0.17)

7. INCOME TAXES

     At June 30, 2004, the Company had approximately $20.3 million in net operating loss carryforwards available for federal and state income tax purposes. The Company has not recognized any benefit from these operating loss carry forwards which expire in 2011 through 2024.

8. INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares outstanding, which, in periods with net income, includes the assumed exercise of options computed using the treasury stock method. For the three and six months ending June 30, 2004, 666,663 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

9. COMMITMENTS

     The Company will be required to pay commissions and fees on the minimum royalty payments received from Delphi including a 5 percent independent sales agency commission related to the signing of the Delphi license agreement.

     The Company has a management service agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches or integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the switch technologies.

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

     Non-marketable debt investments, such as our note receivable from ART, are accounted for at historical cost. Our investment is subject to a periodic impairment review; the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators we use to identify those events and circumstances include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the investee’s products and technologies; the general market conditions in the investee’s industry; and the investee’s liquidity, debt ratios and the rate at which the investee is using cash. Investments identified as having an indicator of impairment would be subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment would be written down to its impaired value. When an investee is not considered viable from a financial or technological point of view, the entire investment would be written down. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation, and the new funding does not appear imminent, it would be presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

     Results of Operations

     Net Licensing Revenue. Net licensing revenue was $1,179,615 and $161,245 for the three months ended June 30, 2004 and 2003, respectively. Net licensing revenue was $1,359,260 and $320,272 for the six months ended June 30,

2004 and 2003, respectively. The increase for the three and six month periods is due to the recognition of the first minimum royalty payment related to our Delphi license agreement. Our license agreement with Delphi requires Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007.

     For the three months ended June 30, 2004 and 2003 recognition of revenue from the Delphi license agreement generated $1,100,942 and $102,345 of licensing revenue representing 93% and 63% of licensing revenue, respectively. For the six months ended June 30, 2004 and 2003 recognition of revenue from the Delphi license agreement generated $1,203,287 and $204,690 of licensing revenue representing 89% and 64% of licensing revenue, respectively.

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

     Cost of Goods Sold. Total cost of goods sold was $49,071 for the three months ended June 30, 2004, compared to $13,523 for the three months ended June 30, 2003, an increase of $35,548. Total cost of goods sold was $87,784 for the six months ended June 30, 2004, compared to $30,576 for the six months ended June 30, 2003, an increase of $57,208. The increase in cost of goods sold for the three and six month periods ended June 30, 2004 was primarily due to two factors: 1) an increase in our cost of the PushGate® licensed components; and 2) increased sales of other low margin materials. The increase in our cost of the PushGate licensed components was due to quality issues with the licensed components that we received from a foreign supplier. As a result of the quality issues, we incurred additional costs to obtain licensed components from a domestic supplier. We believe that our foreign supplier quality issues will be resolved in the short term. The increases in the cost of goods sold of other materials resulted from increased sales of low margin, unique materials that we sell to our licensees as an additional service. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us, recognition of minimum royalty commitments and the recognition of deferred revenue from our licensing agreement with Delphi.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $576,296 for the three months ended June 30, 2004, compared to $646,511 for the three months ended June 30, 2003, a decrease of $70,215 or 11%. Selling, general and administrative expenses were $1,013,874 for the six months ended June 30, 2004, compared to $1,221,099 for the six months ended June 30, 2003, a decrease of $207,225 or 17%. The decreases for the three and six month periods in selling, general and administrative expenses were primarily related to: 1) reductions in personnel, 2) decreased occupancy costs and 3) approximately $60,000 of expenses which were not replicated in 2004 related to severance and reserves for inventory and fixed assets. The expense reductions were offset by approximately $85,000 of additional commissions and fees associated with the recognition of the Delphi minimum royalty revenue.

     Research, Development and Commercial Application Engineering Expenses. Research, development and commercial application engineering expenses were $115,959 for the three months ended June 30, 2004, compared to $294,449 for the three months ended June 30, 2003, a decrease of $178,490 or 61%. Research, development and commercial application engineering expenses were $247,488 for the six months ended June 30, 2004, compared to $604,889 for the six months ended June 30, 2003, a decrease of $357,401 or 59%. The decreases were primarily related to reductions in research and development personnel that were completed in the second quarter of 2003. The efforts of our remaining research and development personnel will continue to be directed at commercializing our technologies as opposed to also focusing on the creation of new technologies. They will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.

     Income (Loss) from Operations. As a result of the recognition of revenue from the Delphi minimum royalty commitment and the reductions in operating expenses described above, income from operations was $438,289 for the three months ended June 30, 2004, compared to a loss from operations of $793,238 for the three months ended June 30, 2003, an improvement of $1,231,527. Income from operations was $10,114 for the six months ended June 30, 2004, compared to a loss from operations of $1,536,292 for the six months ended June 30, 2003, an improvement of $1,546,406.

     Other Income (Expense) — Net. Other income (expense) — net was income of $8,150 for the three months ended June 30, 2004, compared to expense of $27,804 for the three months ended June 30, 2003. Other income (expense) -

net was income of $16,545 for the six months ended June 30, 2004, compared to expense of $9,577 for the six months ended June 30, 2003. The improvement in other income (expense) — net for the three and six month periods is primarily due to a loss on the disposal of fixed assets in the periods ended June 30, 2003 which did not occur in the 2004 periods.

     Net Income (Loss). As a result of the recognition of revenue from the Delphi minimum royalty commitment and the reductions in operating expenses described above, net income was $446,439 for the three months ended June 30, 2004 compared to a net loss of $821,042 for the three months ended June 30, 2003 and was net income of $26,659 for the six months ended June 30, 2004 compared to a net loss of $1,545,869 for the six months ended June 30, 2003.

Liquidity and Capital Resources

     We had cash and cash equivalents of $3,069,508 on June 30, 2004. During the quarter we experienced a decrease in our cash and cash equivalents primarily as a result of cash used in operations.

     Net cash used in operating activities was $1,017,999 for the six months ended June 30, 2004. Cash used in operating activities consisted primarily of the increase in receivables that resulted from the recognition of revenue related to the Delphi minimum royalty commitment.

     Net cash used by investing activities was $181,545 for the six months ended June 30, 2004. The net cash used by investing activities was primarily related to our agreement to acquire ART and included advances to them of $150,000 in the form of convertible debt.

     Net cash provided by financing activities was $12,074 for the six months ended June 30, 2004 related to net proceeds from the sale of stock offset by payments on capital leases.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 2004, totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     On April 21, 2004 we entered into an agreement to potentially acquire all of the shares of privately held Active Recognition Technologies, Inc. (“ART”), a developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. During the twelve months following the execution of the definitive agreement, we have committed to provide funding to ART, up to a maximum of $500,000 in the form of convertible debt. The debt bears interest at 5% per annum, matures 24 months following the initial funding of the loan, and is secured by a first priority lien on all assets of ART. At June 30, 2004, we have advanced $150,000 under the loan. The debt instrument has a principal conversion into 12.5% of ART’s outstanding capital stock on a fully diluted basis, upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, we will issue 950,000 shares of our restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a 3-year period. The earn-out shares have standard piggy-back registration rights. Both the initial acquisition shares and the earn-out shares will be reduced if we convert any outstanding convertible debt into ART shares.

     At June 30, 2004, we had approximately $20.3 million in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards which expire in 2011 through 2024.

     Prior to the quarter ended June 30, 2004, we had experienced significant operating losses. During 2003 we reduced our personnel to 14 from 27 at December 31, 2002. We entered into a new lease agreement on January 1, 2004 and significantly reduced our occupancy costs as we reduced our square footage. As a result of these factors and other cost cutting initiatives we anticipate that our cash and working capital requirements will decrease in 2004 from 2003 historical levels. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

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

Contractual Obligations and Commitments

     The following table sets forth our contractual obligations and commitments as of June 30, 2004:

	Payments Due by Period
	Less than 1
	year		1-3 years		Thereafter	Total
Capital lease obligations (including interest)	$3,985		$—		$—	$3,985
Operating leases	57,249		22,908		—	80,157
Purchase order obligations	93,656	(1)	93,500	(2)	—	187,156

Total contractual cash obligations	$154,890		$116,408		$—	$271,298

(1)	Represents open commitments to acquire licensed components within the next twelve months.

(2)	Represents the cost of tooling for volume production of PushGate Island magnets which is being built to our specifications. Commitment will be reduced by each component part sold by the vendor.

Item 3. Controls and Procedures.

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of stockholders at our headquarters on May 19, 2004.

     Michael Van Zeeland was elected to serve as a director for a three-year term expiring in 2007 or until his successor has been elected and qualified with 8,808,760 shares in favor and 44,784 withheld.

     Our stockholders ratified the appointment of Deloitte and Touche LLP as our independent auditors for the year ending December 31, 2004 with 8,843,213 shares in favor, 9,431 against and 900 abstentions and broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

     (a) See attached exhibit list.

     (b) Reports on Form 8-K.

     On April 28, 2004 we filed a Current Report on Form 8-K announcing our first quarter 2004 financial results and our agreement to acquire Active Recognition Technologies, Inc.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duraswitch Industries, Inc. (Registrant)
Date:	August 5, 2004	By:	/s/ Robert J. Brilon Robert J. Brilon, President & Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002