Form 10QSB
period 2004-09-30
DURASWITCH INDUSTRIES INC
filed 2004-11-02
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file number: 001-15069

Duraswitch Industries, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0308867 (I.R.S. Employer Identification No.)

234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)

(480) 586-3300
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 26, 2004 there were 9,614,173 shares of the small business issuer’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,404,020	$4,256,978
Accounts receivable (net of allowance for doubtful accounts of $0 in 2004 and $12,000 in 2003)	48,778	49,763
Inventory - Net (Note 3)	226,707	171,522
Prepaid expenses and other current assets	117,628	113,434

Total current assets	3,797,133	4,591,697
NOTE RECEIVABLE (Note 5)	270,000	—
PROPERTY AND EQUIPMENT - Net	229,078	314,712
GOODWILL - Net	443,874	443,874
PATENTS - Net (Note 4)	781,614	789,184
OTHER ASSETS	72,244	103,837

TOTAL ASSETS	$5,593,943	$6,243,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,313	$73,452
Accrued salaries and benefits	210,696	162,817
Other accrued expenses and other current liabilities	105,653	164,469
Deferred licensing revenue (Note 2)	498,429	471,033
Current portion of capital leases payable	1,569	8,213

Total current liabilities	872,660	879,984

LONG-TERM LIABILITIES:
Other non-current liabilities	23,074	29,687
Deferred licensing revenue - long-term (Note 2)	649,852	960,638

Total long-term liabilities	672,926	990,325

Total liabilities	1,545,586	1,870,309

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2004 and 2003, 9,611,173 and 9,591,673 shares issued and outstanding in 2004 and 2003, respectively	9,611	9,592
Additional paid-in capital	27,407,210	27,383,479
Accumulated deficit	(23,368,464)	(23,020,076)

Total stockholders’ equity	4,048,357	4,372,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,593,943	$6,243,304

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET LICENSING REVENUE (Note 2):	$199,413	$192,863	$1,558,673	$513,135
COST OF GOODS SOLD:	49,996	30,874	137,780	61,450

Gross profit	149,417	161,989	1,420,893	451,685

OPERATING EXPENSES:
Selling, general and administrative	425,862	488,955	1,439,736	1,710,054
Research, development and commercial application engineering	110,113	159,083	357,601	763,972

Total operating expenses	535,975	648,038	1,797,337	2,474,026

LOSS FROM OPERATIONS	(386,558)	(486,049)	(376,444)	(2,022,341)
OTHER INCOME - Net	11,511	10,255	28,056	678

NET LOSS	$(375,047)	$(475,794)	$(348,388)	$(2,021,663)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.04)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	9,610,608	9,569,385	9,600,379	9,595,870

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(348,388)	$(2,021,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,923	287,069
(Gain) loss on disposal of equipment	(16,253)	7,638
Issuance of stock for services	—	40,000
Reserve for inventory obsolescence	—	20,353
Changes in operating assets and liabilities:
Accounts receivable	985	(51,368)
Inventory	(55,185)	(11,203)
Prepaid expenses and other current assets	9,756	(2,255)
Other assets	(1,224)	300
Accounts payable	(17,139)	34,961
Accrued salaries and benefits	47,879	(305,026)
Other accrued expenses and other current liabilities	(58,816)	(62,267)
Other non-current liabilities	(6,613)	(5,297)
Deferred licensing revenue	(283,390)	(268,106)

Net cash used in operating activities	(565,465)	(2,336,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(270,000)	—
Increase in patents	(28,044)	(71,836)
Proceeds from sale of equipment	17,549	104,707
Purchases of property and equipment	(24,104)	(41,248)

Net cash used in investing activities	(304,599)	(8,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	23,750	2,650
Principal payments on capital leases	(6,644)	(13,308)

Net cash provided by (used in) financing activities	17,106	(10,658)

DECREASE IN CASH AND CASH EQUIVALENTS	(852,958)	(2,355,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,256,978	7,036,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,404,020	$4,681,060

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$103	$593

Stock issued on January 15, 2003 in exchange for consulting services which were to be rendered over a 12 month period	$—	$40,000

Sale of assets held for sale in exchange for note receivable and prepaid testing services	$13,950	$17,250

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

     In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The initial term of the exclusive license agreement is seven years. The agreement also requires Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

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

     Amortization expense for patents was $12,115 and $11,359 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense for patents was $35,614 and $32,858 for the nine months ended September 30, 2004 and 2003, respectively. The estimated amortization expense for existing patents is $48,000 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	September 30, 2004	December 31, 2003
Patents	$1,003,096	$975,052
Accumulated amortization	(221,482)	(185,868)

Patents – net	$781,614	$789,184

5.	NOTE RECEIVABLE FROM ACTIVE RECOGNITION TECHNOLOGIES, INC.

     On April 21, 2004 the Company entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. During the twelve months following the execution of the definitive agreement, Duraswitch has committed to provide funding to ART, up to a maximum of $500,000 in the form of convertible debt. The debt bears interest at 5% per annum, matures 24 months following the initial funding of the loan, and is secured by a first priority lien on all assets of ART. At September 30, 2004, the Company had advanced $270,000 under the loan. The loan is convertible into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, the Company will issue 950,000 shares of its restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a three year period. Both the initial acquisition shares and the earn-out shares will be reduced if Duraswitch converts any outstanding convertible debt into ART shares.

     The Company has a management services agreement with ART and is paid a monthly fee of $2,600. In exchange, the Company provides office space and assistance with accounting and corporate marketing.

6.	STOCK-BASED COMPENSATION

     At September 30, 2004, the Company had three stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.1 percent and 1.9 percent in 2004 and 2003, respectively, an expected life of three years, an expected volatility rate of 81 percent and 82 percent for options granted in 2004 and 2003, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(375,047)	$(475,794)	$(348,388)	$(2,021,663)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	—	—	(67,631)	(71,384)

Pro forma net loss	$(375,047)	$(475,794)	$(416,019)	$(2,093,047)

Loss per share:
Basic and diluted, as reported	$(0.04)	$(0.05)	$(0.04)	$(0.21)

Basic and diluted, pro forma	$(0.04)	$(0.05)	$(0.04)	$(0.22)

7.	INCOME TAXES

     At September 30, 2004, the Company had approximately $20.3 million in net operating loss carryforwards available for federal and state income tax purposes. The Company has not recognized any benefit from these operating loss carry forwards that expire in 2011 through 2024.

8.	COMMITMENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

     Application of Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis or Plan of Operation when such policies affect our reported or expected financial results.

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

Results of Operations

     Net Licensing Revenue. Net licensing revenue was $199,413 and $192,863 for the three months ended September 30, 2004 and 2003, respectively. Net licensing revenue was $1,558,673 and $513,135 for the nine months ended September 30, 2004 and 2003, respectively. The increase for the nine-month period is due to the recognition of the first minimum royalty payment related to our Delphi license agreement. Our license agreement with Delphi requires Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent revenue commitments will be recognized as follows: $2 million in June 2005; $3 million in June 2006; and $6 million in June 2007.

     For the three months ended September 30, 2004 and 2003 recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue representing 51% and 53% of licensing revenue, respectively. For the nine months ended September 30, 2004 and 2003 recognition of revenue from the Delphi license agreement generated $1,305,633 and $307,035 of licensing revenue representing 84% and 60% of licensing revenue, respectively.

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

     Cost of Goods Sold. Total cost of goods sold was $49,996 for the three months ended September 30, 2004, compared to $30,874 for the three months ended September 30, 2003, an increase of $19,122. Total cost of goods sold was $137,780 for the nine months ended September 30, 2004, compared to $61,450 for the nine months ended September 30, 2003, an increase of $76,330. The increase in cost of goods sold for the three and nine-month periods ended September 30, 2004 was primarily due to two factors: 1) an increase in our cost of the PushGate® licensed components; and 2) increased sales of other low margin materials. The increase in our cost of the PushGate licensed components was due to quality issues with the licensed components that we received from a foreign supplier. Because of the quality issues, we incurred additional costs to obtain licensed components from a domestic supplier. We believe that our foreign supplier quality issues will be resolved in the short term. The increases in the cost of goods sold of other materials resulted from increased sales of low margin materials (such as magnet and spacer materials) that we sell to our licensees as an additional service. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us, recognition of minimum royalty commitments and the recognition of deferred revenue from our licensing agreement with Delphi.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $425,862 for the three months ended September 30, 2004, compared to $488,955 for the three months ended September 30, 2003, a decrease of $63,093. Selling, general and administrative expenses were $1,439,736 for the nine months ended September 30, 2004, compared to $1,710,054 for the nine months ended September 30, 2003, a decrease of $270,318. The decrease for the three-month period was primarily related to decreased occupancy. The decrease for the nine-month period in selling, general and administrative expenses was primarily related to reductions in personnel and decreased occupancy costs.

     Research, Development and Commercial Application Engineering Expenses. Research, development and commercial application engineering expenses were $110,113 for the three months ended September 30, 2004, compared to $159,083 for the three months ended September 30, 2003, a decrease of $48,970. Research, development and commercial application engineering expenses were $357,601 for the nine months ended September 30, 2004, compared to $763,972 for the nine months ended September 30, 2003, a decrease of $406,371. The decrease for the three-month period was primarily related to decreased occupancy costs. The decrease for the nine-month period was primarily related to reductions in research and development personnel that were completed in the second quarter of 2003 and to decreased occupancy costs. The primary efforts of our remaining research and development personnel will continue to be directed at commercializing our technologies as opposed to also focusing on the creation of new technologies. They will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.

     Loss from Operations. Loss from operations was $386,558 for the three months ended September 30, 2004, compared to a loss from operations of $486,049 for the three months ended September 30, 2003, an improvement of $99,491. As a result of the recognition of the Delphi minimum royalty and the expense reductions discussed above, loss from operations was $376,444 for the nine months ended September 30, 2004, compared to a loss from operations of $2,022,341 for the nine months ended September 30, 2003, an improvement of $1,645,897.

     Other Income – Net. Other income — net was $11,511 for the three months ended September 30, 2004, compared to $10,255 for the three months ended September 30, 2003. Other income — net was of $28,056 for the nine months ended September 30, 2004, compared to $678 for the nine months ended September 30, 2003. The improvement in other income — net for the nine-month period is primarily due to a loss on the disposal of fixed assets in the period ended September 30, 2003 that was not replicated in 2004.

     Net Loss. Net loss was $375,047 for the three months ended September 30, 2004 compared to a net loss of $475,794 for the three months ended September 30, 2003. Net loss for the nine months ended September 30, 2004 was $348,388 compared to $2,021,663 for the nine months ended September 30, 2003. The improvement for the three months ended September 30, 2004 was primarily related to reduced occupancy costs. The significant improvement for the nine months was primarily related to revenue from the Delphi minimum royalty commitment, reduction in personnel and decreased occupancy costs.

Liquidity and Capital Resources

     We had cash and cash equivalents of $3,404,020 on September 30, 2004. During the quarter, we experienced an increase in our cash and cash equivalents primarily due to cash received from Delphi related to the Delphi minimum royalty commitment.

     Net cash used in operating activities was $565,465 for the nine months ended September 30, 2004. The net cash used in operating activities consisted primarily of the net loss and the decrease in deferred licensing revenue.

     Net cash used in investing activities was $304,599 for the nine months ended September 30, 2004. The net cash used by investing activities was primarily related to our agreement to acquire ART and included advances to them of $270,000 in the form of convertible debt.

     Net cash provided by financing activities was $17,106 for the nine months ended September 30, 2004 related to net proceeds from the exercise of employee stock options offset by payments on capital leases.

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

     On April 21, 2004 we entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. During the twelve months following the execution of the definitive agreement, we have committed to provide funding to ART, up to a maximum of $500,000 in the form of convertible debt. The debt bears interest at 5% per annum, matures 24 months following the initial funding of the loan, and is secured by a first priority lien on all assets of ART. At September 30, 2004, we have advanced $270,000 under the loan. The loan is convertible into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, we will issue 950,000 shares of our restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a three year period. Both the initial acquisition shares and the earn-out shares will be reduced if we convert any outstanding convertible debt into ART shares.

     We have a management services agreement with ART and are paid a monthly fee of $2,600. In exchange, we provide office space and assistance with accounting and corporate marketing.

     At September 30, 2004, we had approximately $20.3 million in net operating loss carry forwards available for federal and state income tax purposes. We have not recognized any benefit from these operating loss carry forwards that expire in 2011 through 2024.

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

Item 3. Controls and Procedures.

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

     (a) See attached exhibit list.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duraswitch Industries, Inc.

(Registrant)

Date: November 1, 2004	By:	/s/ Robert J. Brilon

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