Form 10KSB
period 2004-12-31
DURASWITCH INDUSTRIES INC
filed 2005-03-29
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number 001-15069

Duraswitch Industries, Inc.

(Name of small business issuer in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

234 S. Extension Road	85210
Mesa, Arizona	(Zip Code)
(Address of principal executive offices)

(480) 586-3300
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenue for its most recent fiscal year. $1,757,053

The aggregate market value of common stock held by nonaffiliates of the registrant (5,741,421 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ SmallCap Market on March 15, 2005 was $10,908,700. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of issuer’s shares of common stock outstanding as of March 15, 2005 was 9,614,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Duraswitch Industries, Inc.
Form 10-KSB
For the Year Ended December 31, 2004

Statement Regarding Forward-Looking Statements

     The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, and expenses for fiscal 2005 and thereafter; statements regarding our licensees’ ability to successfully market and manufacture products using our technologies; the potential for our technologies in key markets; our ability to drive high-volume applications resulting in revenue growth; potential acquisitions or strategic alliances; our ability to successfully integrate and commercialize additional technologies into our licensing model; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no liability to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors.”

PART I

Item 1. Description of Business.

Overview

     Duraswitch is a licensor of patented, enabling technologies. We currently license electronic pushbutton, rotary and omni-directional switch technologies and are actively searching for additional innovative technologies.

     We maintain our executive offices at 234 S. Extension Road, Suite 103, Mesa, Arizona 85210, and our telephone number is (480) 586-3300. Our website is located at www.duraswitch.com. Through our website, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholders requesting a copy from our corporate secretary at our principal executive offices.

Strategy

     Our goal is to become a competitive licensor of proprietary emerging technologies that enable unique design and functionality solutions for relevant industries. In order to achieve this objective, we intend to expand our licensing model into additional proprietary technologies. Our licensing model employs a network of manufacturers and technology alliances that sell to and manufacture products for the OEMs. In some instances, we expect that OEMs may also license technology directly for in-house production or for their suppliers. We believe this strategy provides an avenue to commercialize additional technologies and open new mutually beneficial relationships. We intend to pursue growth opportunities that expand our portfolio of licensable technologies as it makes economic sense.

     Our licensing model requires proprietary technologies to succeed. Our first technology is our electronic switch technology that was developed internally and then licensed. We expect to expand our portfolio of licensable patented technologies through acquisitions or licenses from inventors or assignees.

     We have proposed to change the name of our company to “InPlay Technologies, Inc.” We believe that the proposed change in our company’s name will enable us to establish an image consistent with our strategy of leveraging our licensing model with additional technologies. The Duraswitch brand will continue to be associated with the company’s patented switch technologies. If the corporate name change is approved by our stockholders at our 2005 annual meeting, we also intend to change our common stock trading symbol.

Electronic Switch Technologies

     We have developed, patented and licensed innovative technologies utilizing a magnetic-based design for electronic switches. These technologies include pushbutton, rotary dials and mouse/cursor controls that can be used in a wide range of applications. We believe our patented technologies provide innovative solutions to the electronic switch design challenges faced by original equipment manufacturers (“OEMs”), product designers and component suppliers.

     We license to switch manufacturers and OEMs the right to produce and sell products using our technologies. We form strategic partnerships with suppliers of complementary products to further market awareness of our technologies and provide material sourcing for our licensees. By partnering with established manufacturers, we are expanding the use of our technologies by leveraging our licensees’ manufacturing capabilities and customer relationships. Our goal is to continue to expand our portfolio of licensable intellectual property for electronic components as well as other emerging technologies.

     Electronic Switch Industry Analysis. Electronic switches and Integrated Control Panels (“ICPs”) are used in a wide variety of consumer, industrial and agricultural products, such as appliances, military equipment, airplanes, automobiles, security systems, temperature controls, point-of-sale systems, elevators, medical equipment, computers, gas pumps, beverage dispensers, gaming units, fitness equipment, consumer electronics and commercial food preparation equipment.

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

Duraswitch Electronic Switch Competitive Advantages

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

     Increased Design Capabilities. Our technologies inherently enable various designs that are not easily achieved with traditional technologies. For example, our PushGate pushbutton switch can be designed for large or odd shaped buttons using one actuator; to withstand high impact, extreme temperature and altitude; and for dual output and normally closed designs.

Duraswitch Electronic Switch Technology Strategies

     Maintain and Further Our Patented Technologies’ Competitive Advantages. We intend to maintain and further our patented technologies’ competitive advantages in order to make our technologies standard in the industry. We intend to pursue this strategy by aggressively marketing our technologies’ advantages and broaden market awareness within our target industries. We are focusing our sales and marketing efforts on our licensing program and will work together with licensees and technology partners to further develop these technologies for specific commercial applications as it makes economic sense.

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

     Provide Training, Design Engineering and Marketing Support. We plan to provide engineering and sales training at our licensees’ facilities, quarterly sales training in various locations across North America and Europe as well as Web cast training on engineering updates and sales strategies for our technologies. We believe we add value to our licensees’ efforts by offering design reviews for new projects and by offering direct access to online design manuals. We will continue to expand our lead generation efforts to drive potential business to our licensees through e-mail and direct marketing campaigns. We plan to continue to enhance communications of our technology updates and sales techniques in order to support our licensees.

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

Duraswitch Electronic Switch Technologies

     We have a number of switch applications based on our patented magnetic-based technologies. We have licensed the PushGate®, thiNcoder® and MagnaMouse™ to our licensees. Our non-exclusive licensees typically pay royalties of $0.08 per PushGate ($0.10 including the licensed component charge), between $0.25 and $0.75 per thiNcoder, and between $0.25 and $0.75 per MagnaMouse, depending on volume. Licensees are charged separately for any licensed components they purchase from us. Current prices for licensed components range from $0.02 per PushGate to $1.75 per thiNcoder subassembly. Fees for additional technologies will be determined upon release.

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

     The PushGate can be designed in a membrane-type construction using a graphical overlay, or used as the actuator under a custom keycap or housing.

     In 2001, we introduced the PushGate Island construction which reduces the number of material layers and allows for the switching element of the PushGate to be fabricated as a freestanding subassembly that can be easily inserted into a foam layer. The ability to manufacture the PushGate as an Island simplifies the manufacturing process and reduces cost.

     In 2002, we introduced a number of unique constructions including the Large-Key PushGate, High-Impact PushGate and Normally Closed-Normally Open design incorporating PushGate technology. Each of these constructions provide distinct advantages in certain applications.

     In 2003, we introduced a Tact Switch design using our patented magnetically coupled armature.

     In 2004, we introduced additional PushGate designs including the Extreme Temperature/Altitude PushGate and Peel-and-Place PushGate.

     The Duraswitch thiNcoder®. The Duraswitch thiNcoder resembles a typical volume control knob on a car radio or a selector knob on a washing machine, except that unlike an electro-mechanical rotary switch, our switch is integrated on a flex-circuit. The entire assembly can be less than 1/10th of an inch thick below the overlay. The Duraswitch thiNcoder consists of a rotary knob containing embedded magnets all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small gold-plated balls. Between the magnets and the gold-plated balls are printed electronic circuits, which are activated through contact with the gold-plated balls. When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user’s instructions to the device. The design of the Duraswitch thiNcoder also allows for a tactile feedback response to the user, such that the user can feel each “click” as the knob is turned. The thiNcoder has been used for medical devices, agricultural equipment and industrial controls. The thiNcoder can also be designed as a 5-bit encoder for applications that require a large number of selector positions such as an appliance.

     The Duraswitch MagnaMouse™. The Duraswitch MagnaMouse is an omni-directional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the switch surface or any custom designed key cap closes the contact and actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse allows for the integration of cursor control devices into ultra-thin, durable control panels, as well as a highly reliable actuator under joystick controls.

     The Duraswitch PushFlex. The Duraswitch PushFlex technology combines a commonly available magnet sheet and a magnetically receptive actuating layer to create a unique switch construction. The actuating layer is a slotted flat configuration that aligns to holes cut in the magnetic layer. Together, these layers form a web of switches. PushFlex offers an alternative to both domes and conductive rubber keypads. The web configuration eliminates the need for individual placement of domes, keeping assembly costs down. The entire tooling, sourcing and molding process for conductive rubber keypads is eliminated. Because PushFlex offers a compelling cost-per-key value proposition, development of the technology has been aimed at applications using numerous pushbuttons like a typical keyboard.

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

     In April 2000, we entered into an agreement whereby we received $4 million from Delphi Automotive Systems LLC (“Delphi”) in exchange for: (a) Delphi’s exclusive right to utilize and manufacture our patented switch technologies for the automotive industry, (b) a warrant to purchase 225,000 shares of our common stock at $7 per share and (c) an option to purchase approximately 1.65 million shares of our stock at $7 per share. The license agreement with Delphi generated licensing revenue of $1,407,978, or 80% of licensing revenue and $409,753 or 54% of licensing revenue in 2004 and 2003, respectively. In 2004, licensing revenue from Delphi primarily resulted from the recognition of the first minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000. In 2003, licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue.

Intellectual Property

     Our success also depends in part on maintaining and protecting our proprietary technologies. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file United States and foreign patents for relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging and published materials. Examples of these materials include our website, brochures, advertisements and some technology samples. We have not had to become involved in infringement litigation to protect our intellectual property, however, we intend to prosecute litigation against infringers if necessary.

     In order to protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors and collaborators to enter into confidentiality agreements, which prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries and inventions conceived or developed on the job, using our property, or relating to our business. As of December 31, 2004, we had $777,013 of capitalized costs related to patents, net of accumulated amortization.

     As of March 15, 2005, we held 20 United States patents and 21 foreign patents. We also have patent applications pending in the United States, Mexico, Canada, France, Great Britain, China, Taiwan, Italy and Germany. We have made further filings under the Patent Cooperation Treaty, which makes it possible to seek patent protection for an invention simultaneously in each of a large number of countries by filing an “international” patent application.

     We have registered the following trademarks with the United States Patent and Trademark Office: “Duraswitch®”, “Duraswitch” as a stylized word with a unique “D”, “The World is Switching®”, “PushGate®”, and “thiNcoder®”. In addition, we have registration pending for InPlay Technologies™.

Research, Development and Commercial Application Engineering

     We have three people in our research, development and commercial application engineering department who focus on supporting our licensees in the design and implementation of products using our technologies. These efforts include engineering manuals, design reviews, and on-site training and manufacturing support.

     In 2002 and 2001, we dedicated a large amount of our resources to research and development and the protection of our patented technologies. Through those efforts, we believe we developed a portfolio of patented and patent-pending technologies that meet the needs of our licensees, their customers and our target markets. In 2004 and 2003, we focused our engineering efforts on the commercialization of these technologies through our licensees. Our research, development and commercial application engineering department will continue to adapt our technologies as needed for commercialization through our licensees, and patent any unique constructions.

     During 2004, 2003 and 2002, we spent $472,485, $917,610, and $2,614,905, respectively, on research, development and commercial application engineering efforts. In late 2002, we announced cost-cutting initiatives that included significant personnel reductions. We made additional reductions in research and development personnel during 2003 and expect 2005 research, development and commercial application engineering expenses to be comparable to 2004 levels.

Sales and Marketing

     We have four people in the sales and marketing department who focus on supporting our existing licensees, marketing our technologies to OEMs, obtaining new licensees and forming technology alliances. In support of our licensees, we train their internal and independent sales and marketing teams on Duraswitch technologies.

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

     Licensee Support. Our existing licensees and their sales representatives are an extension of our marketing effort as they sell our technologies to their customers. We provide direct support by attending sales calls and with one-on-one design reviews and conference calls. We also provide generalized support and training to keep licensees abreast of technology developments, improvements in processes, and sales tools. To communicate this, we have created a licensee-only section on our website that includes:

•	Click: an e-newsletter highlighting engineering, manufacturing and procurement updates;

•	The REPort: an e-newsletter with sales tips, licensee success stories, and technology updates;

•	web cast training: interactive presentations on Duraswitch technologies given multiple times to accommodate various time zones, and also archived;

•	online training manuals: complete design and manufacturing manuals for our technologies available online to ensure updates and enhancements are available immediately;

•	sales presentations, marketing literature, images and logos available for licensees to download and integrate with their own branded sales materials; and

•	strategic technology partner contacts for procurement and support for complementary products that our licensees often use when manufacturing our technologies.

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

     Seminars and Trade Shows. We present training seminars about our technologies at some vendor-sponsored events for product design engineers. At these seminars, we are able to meet attendees and provide them with information about our technologies through multi-media presentations, product demonstrations, brochures and samples. We support the efforts of, and often partner with, licensees and technology partners to broaden awareness of our technologies at these events. For example, at electronica 2004, the world’s largest international summit for the electronics industry held bi-annually in Germany, Duraswitch technologies were represented in several licensee booths in addition to our own sales team’s attendance. In October 2004, we also attended electronicAsia to meet with potential licensees.

     Our sales and marketing team conducts regional training seminars for licensees and their sales representatives. Over the past year, we held four regional seminars, training approximately 145 sales representatives that are associated with our licensees on the advantages of our technologies.

Competition

     We operate in an industry characterized by intense competition. Our licensing model requires proprietary patented technologies to succeed. Our first technology is our electronic switch technology that was developed internally and then licensed. We expect to expand our portfolio of licensable technologies through acquisitions or licenses from inventors or assignees. We expect to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors may possess financial, technical, human and other resources greater than ours. We anticipate that we will face increased competition in the future as new companies enter the market.

     We believe that the primary competitors for our licensed electronic switch technologies are manufacturers of electro-mechanical and dome membrane switches. Many of these manufacturers have established products, broad brand and name recognition and significantly greater resources than we do. Our strategy has not been to compete directly with these manufacturers, but to offer to license them our switch technologies. If these manufacturers, as licensees, incorporate our technology into their switches, we will have converted our competitors into business partners and Duraswitch technology advocates.

     While a licensing business model fosters cooperation, switch manufacturers may not adopt Duraswitch’s technologies. In particular, manufacturers may be reluctant to alter current designs or have other long-standing relationships that may affect the manufacturers’ decision to use one technology over another, even if our technologies offer additional benefits.

Employees

     As of March 15, 2005, we had 14 employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Risk Factors

     You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluation of our company and our business:

     We depend on our relationship with Delphi. We enter into license agreements and other similar contractual relationships under which we license our technologies. Any termination or breach of our relationship with Delphi, cessation of operations by Delphi, or non-performance under the license agreement by Delphi, could have a material adverse effect on our business. Our license agreement with Delphi requires Delphi to pay us minimum royalty payments of $12 million during 2004 through 2007. The first $1 million royalty payment was recognized as revenue effective June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020. To date, Delphi has only produced prototype quantities of switches under their license agreement. There is no assurance and currently no indication that we will recognize revenue from Delphi beyond the minimums specified in the agreement.

     We depend on our ability to identify and obtain additional technologies for our patent portfolio. Our success will depend in part upon our ability to identify and obtain proprietary technologies under terms and conditions that create an economic benefit for our company. Our success is also dependent upon our ability to commercialize these technologies to economic viability.

     Our technologies may not gain market acceptance. Our success will depend in part on the commercial acceptance of our patented technology portfolio and our ability to license those patents to companies with the ability to incorporate the technologies in a wide range of products. To be accepted, our technologies must meet the expectations of our potential customers.

     We market our switch technologies directly to OEMs, whose products utilize switches, and to our licensees to encourage them to incorporate our technologies in the switches they supply to OEMs, focusing on the advantages of our switches over the electro-mechanical and dome membrane switches. If the OEMs or our licensees ultimately decide to continue with their existing switch technologies, our business would be adversely affected.

     Should we be unable to protect our proprietary technologies, their value and our competitive position would be significantly impaired. Although we seek to protect our intellectual property rights through patents, copyrights, trade secret protection and other measures,

•	we may be unable to adequately protect our technologies;

•	competitors may be able to develop similar or better technologies independently;

•	any of our pending patent applications may not be issued; or

•	intellectual property laws may not continue to protect our intellectual property rights, particularly as we expand our licensing in foreign countries where the local laws do not provide strong protection of intellectual properties

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

     Acquisitions could divert management’s time and attention, dilute the voting power of existing stockholders, and have a material adverse effect on our business. As part of our growth strategy, we intend to acquire emerging proprietary technologies. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

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

     Our stock price may be volatile. The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decrease regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as, but not limited to:

•	actual or anticipated fluctuations in operating results;

•	announcements regarding our technologies or our competitors’ technologies, new licensees or other business developments; and

•	sales or the perception in the market of possible sales by insiders or others which could have a disproportionate effect on our stock price due to our typically low trading volume.

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from August 26, 1999, the date we became a reporting company, to March 24, 2005, the price of our common stock ranged from $0.56 to $17.92 per share. On March 24, 2005, the last reported sale price of our common stock was $1.56.

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

     Rights to acquire shares of common stock could result in dilution to other holders of common stock. As of December 31, 2004, we had options to purchase 1,030,956 shares of common stock outstanding under our stock option plans at a weighted average exercise price of $8.61 per share. We have filed registration statements under the securities laws to register the common stock to be issued under our stock option plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144. In 2005, our Board of Directors approved the 2005 Stock Award Plan which provides for the issuance of up to 500,000 shares of stock. If the plan is approved by stockholders, we will file a registration statement to register the common stock to be issued under the plan. The existence of such stock options could adversely affect the terms on which we can obtain additional financing, and the option holders can be expected to purchase shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such options.

     We have a history of operating losses. We have had substantial losses since our inception. We expect to continue committing substantial resources to the establishment and support of new licensee relationships.

     We are unable to accurately estimate future revenue based upon historical performance and we cannot assure you if and when we will become profitable.

     Risks related to rapidly changing technology. Our results of operations will depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the market for switch technology. We may encounter additional challenges as we expand our intellectual property portfolio into new markets. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards and identifying, developing and successfully marketing new technologies as they emerge. We work with our licensees and OEMs to design solutions specific to their needs and the needs of their customers.

     Our growing international business activities subject us to risks that could reduce the demand for our products and increase our operating expenses. In 2004, net revenue from international licensees represented 11% of our total net revenue. We have been expanding our licensing business with international licensees and expect that net revenue from international licensees will increase. To date, all of our licensing revenue and substantially all of our costs have been denominated in U.S. dollars. We expect that net revenue and substantially all of our costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including the following:

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

Item 2. Description of Property.

     Our principal administrative and design facilities are located in Mesa, Arizona, where we presently lease 8,926 square feet of office space in a building located at 234 South Extension Road. Our lease terminates on December 31, 2005, subject to our option to extend the term for three additional one-year periods. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

     From time to time we may be subject to claims and litigation incident to our business. As of March 15, 2005, we were not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is listed on the NASDAQ SmallCap Market under the symbol “DSWT.” We expect to change our common stock symbol in connection with the change in our company name to InPlay Technologies, Inc. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the NASDAQ National Market or NASDAQ SmallCap Market, as applicable.

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter (through March 15, 2005)	$2.60	$1.30

Fiscal Year Ended December 31, 2004
First Quarter	$2.75	$1.60
Second Quarter	4.70	2.05
Third Quarter	3.01	1.95
Fourth Quarter	2.92	1.80

Fiscal Year Ended December 31, 2003
First Quarter	$1.30	$0.67
Second Quarter	3.00	0.50
Third Quarter	2.21	1.25
Fourth Quarter	2.20	1.45

Dividends

     We have never declared any cash dividends on our common stock since we currently intend to retain any future earnings to finance future growth. We do not intend to declare any dividends on our common stock in the foreseeable future.

Holders

     As of March 15, 2005, there were approximately 325 holders of record of our common stock. We believe that our common stock is held by more than 2,000 beneficial holders.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with our audited consolidated financial statements and associated notes appearing elsewhere in this report.

Overview

     We are a licensor of patented, enabling technologies. We currently license electronic pushbutton, rotary and omni-directional switch technologies and are actively searching for additional innovative technologies.

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

     In 2001, we completed our transition to our model of licensing our technologies rather than manufacturing switches ourselves and expect substantially all of our future revenues to come from our licensing efforts. As of March 15, 2005, we had 30 licensees of our switch technologies, foreign and domestic.

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

     Our research, development and commercial application engineering expenses are comprised mainly of personnel and occupancy costs. Our selling, general and administrative expenses are comprised mainly of personnel costs, legal and accounting fees, depreciation, and insurance.

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

     Revenue Recognition. We enter into licensing agreements with our customers. Our licensing strategy incorporates a requirement whereby the licensee purchases licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize licensing revenue and licensing cost of goods sold. In some cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the case of the Delphi minimum royalty payments, we recognize revenue as it is earned: either as Delphi sells products incorporating our technologies; or in the event that the royalties earned on the sale of Delphi products is less than the minimum royalty payment, we recognize the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year.

     Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred revenue. This deferred revenue is recognized as licensing revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee is directly manufacturing our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue is being amortized over the initial seven-year term of the agreement. (See Note 8 of our Notes to Consolidated Financial Statements.)

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

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Net Revenue. We recorded net revenue of $1,757,053 for the year ended December 31, 2004, compared to $759,912 for the year ended December 31, 2003, an increase of $997,141. The increase is due to the recognition of the first $1 million minimum royalty payment from Delphi.

     Our license agreement with Delphi generated licensing revenue of $1,407,978 or 80% of our licensing revenue and total net revenue for the year ended December 31, 2004 and $409,753 or 54% of our licensing revenue and total net revenue for the year ended December 31, 2003. Licensing revenue from Delphi primarily resulted from the recognition of the first $1 million minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000. Delphi’s license agreement also includes minimum royalty payments of $11 million during 2005 through 2007. The remaining installments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007.

     To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The number of unit sales of royalty-bearing PushGates has fluctuated during the last three years from approximately 2.8 million in 2002 to 2.3 million in 2003 to 1.8 million in 2004. The decrease from 2002 to 2003 was primarily due to the 2002 sale of one million units to one licensee not being replicated in 2003 and was offset by increased unit sales to other licensees. The decrease from 2003 to 2004 was primarily due to a decrease in the number of new licensees in 2004 purchasing initial inventories. In 2003, we had eight new licensees that purchased approximately 740,000 units. In 2004 we had one new licensee. In 2004, the revenue impact of the decrease in unit sales of PushGates was offset by the sale of other materials used in switch construction that we sell to licensees as an additional service.

     Cost of Goods Sold. Total cost of goods sold and licensing cost of goods sold was $187,547 for the year ended December 31, 2004, compared to $103,304 for the year ended December 31, 2003, an increase of $84,243. The increase in cost of goods sold for the year ended December 31, 2004 versus 2003 was primarily due to two factors: 1) an increase in our cost of the PushGate licensed components; and 2) increased sales of other low margin materials. The increase in our cost of the PushGate licensed components was due to quality issues with licensed components that we received from a foreign supplier. Because of the quality issues, we incurred additional costs to obtain licensed components from a domestic supplier. We believe that our foreign supplier quality issues will be resolved in the short term. The increases in the cost of goods sold of other materials resulted from increased sales of low margin materials (such as magnet and spacer materials) that we sell to our licensees as an additional service. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us and the recognition of deferred revenue from our licensing agreement with Delphi.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,907,034 for 2004, compared to $2,299,750 for 2003, a decrease of $392,716. The decrease in selling, general and administrative expenses was primarily related to the full-year impact of personnel reductions which were made in 2003 and decreased occupancy costs due to entering into a new building lease. As revenue increases, additional commission expense will be incurred including a 5% commission on cash received from Delphi related to their license agreement. Additionally, in 2005, we expect to incur additional expense to compensate our Board of Directors at a level more commensurate with time spent and industry standards. We may incur additional expense to comply with new SEC regulations in 2005 and we expect compliance costs to further increase in 2006.

     Research, Development and Commercial Application Engineering Expenses. Research, development and commercial application engineering expenses were $472,485 for 2004, compared to $917,610 for 2003, a decrease of $445,125. The decrease was primarily attributable to costs related to decreased research and development personnel and decreased occupancy costs. We anticipate that 2005 research, development and commercial application engineering expenses will be comparable to 2004 expenses.

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

     Loss from Operations. As a result of the recognition of the Delphi minimum royalty revenue and the decreases in selling, general and administrative expenses and research, development and commercial application engineering expenses, loss from operations decreased to $810,013 for the year ended December 31, 2004, compared to $2,560,752 for the year ended December 31, 2003, a decrease of $1,750,739.

     Impairment Loss on Note Receivable. On April 21, 2004 we entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. We are not required to close the transaction unless ART achieves $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. Since the execution of the agreement, ART has not satisfied either of these conditions. During the twelve months following the execution of the agreement, we committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At December 31, 2004, we had advanced $390,000 under the loan. The remaining $110,000 was advanced during the first quarter of 2005. The loan is convertible, at our option, into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, we will issue 950,000 shares of our restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a three-year period. Both the initial acquisition shares and the earn-out shares will be reduced if we convert any outstanding convertible debt into ART shares.

     We believe ART will not achieve the revenue or EBIT levels which are required as a condition of closing. We also believe that there is no assurance that ART will achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt or allow ART to continue as a going concern for the next twelve months. As a result, we have recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000. We have no commitment to fund ART operations beyond the $500,000.

     We have entered into an agreement with ART whereby we earn commissions for business generated for ART and we have a reseller agreement which allows us to sell ART license plate recognition software technology. We are continuing to evaluate the potential for ART to attain a level of revenue and EBIT that could result in our acquiring ART. We do not expect to close the acquisition on the previously announced terms and cannot determine at this time if we will agree upon new terms.

     Interest and Other Income-Net. Interest and other income-net was $37,935 for 2004 compared to $10,191 for 2003, an increase of $27,744.

     Net Loss. The decrease of $1,278,483 or 50% in the net loss to $1,272,078 for the year ended December 31, 2004 from $2,550,561 for the year ended December 31, 2003 was primarily a result of the recognition of the Delphi minimum royalty revenue, decreased selling, general and administrative expenses and decreased research, development and commercial application engineering expenses.

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

     Interest and Other Income-Net. Interest and other income-net was $10,191 for 2003 compared to $150,699 for 2002, a decrease of $140,508. The decrease in other income-net is due to the decrease in investment income as a result of lower interest rates and lower average cash balances.

     Net Loss. The decrease of $2,155,491 or 46% in the net loss to $2,550,561 for the year ended December 31, 2003 from $4,706,052 for the year ended December 31, 2002 was primarily a result of decreased selling, general and administrative expenses and decreased research, development and commercial application engineering expenses.

Liquidity and Capital Resources

     We had cash and cash equivalents of $2,832,455 on December 31, 2004. During the past two years, we have experienced decreases in our cash and cash equivalents primarily as a result of cash used in operations.

     Net cash used in operating activities during the year ended December 31, 2004 was $1,004,678. Cash used in operating activities consisted primarily of the net loss.

     Net cash used in investing activities during the year ended December 31, 2004 was $439,092. Our net cash used in investing activities was primarily related to our agreement to acquire ART and included advances to them of $390,000 in the form of convertible debt. We funded the remaining $110,000 of our $500,000 obligation during the first quarter of 2005.

     Net cash provided by financing activities during the year ended December 31, 2004 was $19,247, consisting primarily of net proceeds from the sale of stock related to the exercise of employee stock options, which was partially offset by principal payments on capital lease obligations.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments totaling $12 million during 2004 through 2007. The first $1 million minimum royalty payment was earned effective June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020.

     On April 21, 2004 we entered into an agreement to acquire all of the shares of ART, a privately held developer and licensor of vehicle and license plate recognition software. We are not required to close the transaction unless ART achieves $400,000 of net revenue and $100,000 average EBIT for two consecutive fiscal quarters prior to July 31, 2005. Since the execution of the agreement, ART has not satisfied either of these conditions. During the twelve months following the execution of the agreement, we committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At December 31, 2004, we had advanced $390,000 under the loan. The remaining $110,000 was advanced during the first quarter of 2005. The loan is convertible, at our option, into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, we will issue 950,000 shares of our restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a three-year period. Both the initial acquisition shares and the earn-out shares will be reduced if we convert any outstanding convertible debt into ART shares.

     We believe ART will not achieve the revenue or EBIT levels which are required as a condition of closing. We also believe that there is no assurance that ART will achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt or allow ART to continue as a going concern for the next twelve months. As a result, we have recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000. We have no commitment to fund ART operations beyond the $500,000.

     We have entered into an agreement with ART whereby we earn commissions for business generated for ART and we have a reseller agreement which allows us to sell ART software technology. We are continuing to evaluate the potential for ART to attain a level of revenue and EBIT that could result in our acquiring ART. We do not expect to close the acquisition on the previously announced terms and cannot determine at this time if we will agree upon new terms.

     We have a management services agreement with ART and are paid a monthly fee of $2,600. In exchange, we provide office space and assistance with accounting and corporate marketing. The agreement terminates upon the earlier of: the closing of the acquisition or December 31, 2005.

     At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire 2005 through 2009.

     We have experienced significant operating losses since our inception. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

     The following table sets forth our contractual obligations and commitments as of December 31, 2004:

	Payments Due by Period
	Less than 1
Contractual obligations	year		1-3 years		Thereafter	Total
Operating leases	$66,621		$29,135		$—	$95,756
Purchase order obligations	11,439	(1)	93,375	(2)	—	104,814

Total contractual cash obligations	$78,060		$122,510		$—	$200,570

(1)	Represents open commitments to acquire licensed components within the next twelve months.

(2)	Represents the cost of tooling for volume production of PushGate Island magnets which has been built to our specifications. Commitment will be reduced by each component part which is sold by the vendor.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Duraswitch Industries, Inc.
Mesa, Arizona

We have audited the accompanying consolidated balance sheets of Duraswitch Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duraswitch Industries, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 24, 2005

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,832,455	$4,256,978
Accounts receivable (net of allowance for doubtful accounts of $0 in 2004 and $12,000 in 2003)	48,601	49,763
Inventory — Net (Note 4)	217,083	171,522
Prepaid expenses and other current assets	83,470	113,434

Total current assets	3,181,609	4,591,697
PROPERTY AND EQUIPMENT — Net (Note 6)	198,589	314,712
GOODWILL	443,874	443,874
PATENTS — Net (Note 7)	777,013	789,184
OTHER ASSETS (Note 5)	66,297	103,837

TOTAL	$4,667,382	$6,243,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITITES

Accounts payable	$59,674	$73,452
Accrued salaries and benefits	187,289	162,817
Other accrued expenses and other current liabilities (Note 5)	242,045	164,469
Deferred licensing revenue (Note 8)	485,254	471,033
Current portion of capital leases payable	—	8,213

Total current liabilities	974,262	879,984
LONG-TERM LIABILITIES
Other non-current liabilities	18,486	29,687
Deferred licensing revenue — long-term (Note 8)	546,257	960,638

Total long-term liabilities	564,743	990,325

Total liabilities	1,539,005	1,870,309
COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 14)
STOCKHOLDERS’ EQUITY (Notes 9 and 10)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2004 and 2003, 9,614,673 and 9,591,673 shares issued and outstanding in 2004 and 2003, resepectively	9,615	9,592
Additional paid-in capital	27,410,916	27,383,479
Accumulated deficit	(24,292,154)	(23,020,076)

Total stockholders’ equity	3,128,377	4,372,995

TOTAL	$4,667,382	$6,243,304

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
NET REVENUE (Note 3):
Licensing (Note 8)	$1,757,053	$759,912	$747,494
Product	—	—	24,675

Total net revenue	1,757,053	759,912	772,169

COST OF GOODS SOLD:
Licensing	187,547	103,304	156,406
Product	—	—	—

Total cost of goods sold	187,547	103,304	156,406

Gross profit	1,569,506	656,608	615,763

OPERATING EXPENSES:
Selling, general and administrative	1,907,034	2,299,750	2,857,609
Research, development and commercial application engineering	472,485	917,610	2,614,905

Total operating expenses	2,379,519	3,217,360	5,472,514

LOSS FROM OPERATIONS	(810,013)	(2,560,752)	(4,856,751)

OTHER (EXPENSE) INCOME:
Impairment loss on note receivable (Note 5)	(500,000)	—	—
Interest and other income - net	37,935	10,191	150,699

NET LOSS	$(1,272,078)	$(2,550,561)	$(4,706,052)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.27)	$(0.49)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,603,717	9,591,090	9,532,463

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2001	9,528,695	$9,529	$27,285,470	$(15,763,463)	$11,531,536

Employee stock options exercised	5,500	5	31,844	—	31,849
Net loss	—	—	—	(4,706,052)	(4,706,052)

BALANCE, DECEMBER 31, 2002	9,534,195	9,534	27,317,314	(20,469,515)	6,857,333

Employee stock options exercised	22,696	23	26,200	—	26,223
Issuance of stock for services	34,782	35	39,965	—	40,000
Net loss	—	—	—	(2,550,561)	(2,550,561)

BALANCE, DECEMBER 31, 2003	9,591,673	9,592	27,383,479	(23,020,076)	4,372,995

Employee stock options exercised	23,000	23	27,437	—	27,460
Net loss	—	—	—	(1,272,078)	(1,272,078)

BALANCE, DECEMBER 31, 2004	9,614,673	$9,615	$27,410,916	$(24,292,154)	$3,128,377

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,272,078)	$(2,550,561)	$(4,706,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,535	421,779	410,976
Impairment loss on note receivable	500,000	—	—
Issuance of stock for services	—	40,000	—
(Gain) loss on disposal of equipment	(12,335)	8,932	7,205
Reserve for inventory obsolescence	—	22,000	125,000
Bad debt expense	—	—	11,000
Changes in operating assets and liabilities:
Accounts receivable	1,162	(38,572)	79,743
Inventory	(45,561)	(607)	(41,996)
Prepaid expenses and other current assets	43,914	61,874	18,537
Other assets	(1,224)	—	—
Accounts payable	(13,778)	49,519	(60,879)
Accrued salaries and benefits	24,472	(337,596)	(75,325)
Other accrued expenses and other current liabilities	(32,424)	(67,504)	65,061
Other non-current liabilities	(11,201)	(7,063)	(144,490)
Deferred licensing revenue	(400,160)	(393,733)	(406,727)

Net cash used in operating activities	(1,004,678)	(2,791,532)	(4,717,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(35,619)	(90,255)	(192,803)
Funding of note receivable	(390,000)	—	—
Decrease in other assets	—	—	7,914
Proceeds from sale of equipment	17,549	137,230	—
Purchases of property and equipment	(31,022)	(43,537)	(91,027)

Net cash (used in) provided by investing activities	(439,092)	3,438	(275,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of employee stock options	27,460	26,223	31,849
Principal payments on capital leases	(8,213)	(18,110)	(17,457)

Net cash provided by financing activities	19,247	8,113	14,392

DECREASE IN CASH AND CASH EQUIVALENTS	(1,424,523)	(2,779,981)	(4,979,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,256,978	7,036,959	12,016,430

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,832,455	$4,256,978	$7,036,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for interest	$555	$2,714	$5,413

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Duraswitch Industries, Inc. (the “Company”) is a licensor of patented, enabling technologies. The Company was founded to commercialize a patented new design for electronic switches - pushbuttons, rotary dials and mouse/cursor controls — that can be used to operate or control products in a wide variety of commercial and consumer applications. The Company has built domestic and foreign patent protection for its technologies and is entering into license agreements with switch manufacturers and other equipment manufacturers (“OEMs”) worldwide to achieve widespread distribution of its technologies. The Company began licensing manufacturers in 2000, after several years of initial manufacturing to prove the technology in the marketplace. The Company has completed this transition and expects almost all of its future revenue to come from its licensing efforts. Licensing royalties for the Company’s patented switch technologies are earned on a per switch basis.

     The Company’s goal is to become a competitive licensor of proprietary emerging technologies that enable unique design and functionality solutions for relevant industries. In order to achieve this objective, the Company intends to expand its licensing model into additional proprietary technologies. The Company’s licensing model employs a network of manufacturers and technology alliances that sell to and manufacture products for the OEMs. In some instances the Company expects that OEMs may also license technology directly for in-house production or for their suppliers. The Company believes this strategy provides an avenue to commercialize additional technologies and open new mutually beneficial relationships. The Company intends to pursue growth opportunities that expand its portfolio of licensable technologies as it makes economic sense.

     The Company has experienced significant operating losses since its inception. The Company raised net proceeds of approximately $8.2 million from its public offering in August 1999. In May 2000, the Company received $4.0 million from Delphi Automotive Systems LLC (“Delphi”) for the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry, a warrant to purchase 225,000 shares of stock and a short-term option to purchase approximately 1.65 million shares of common stock. In June 2000, Delphi exercised its option to purchase approximately 1.65 million shares of the Company’s common stock at $7 per share, representing approximately 18% of the Company’s outstanding shares, for approximately $11.5 million in cash.

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

     Property and Equipment. Depreciation is computed using the straight-line method over the useful lives of the related assets as follows:

Computer software	3 years
Computer equipment	3 to 5 years
Other machinery and equipment	5 years
Office furniture and fixtures	7 years

     Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the lease.

     Patents. Patents are reported at cost, net of accumulated amortization, and are amortized using the straight-line method over the estimated life of twenty years.

     Goodwill. The Company tests goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

     Revenue Recognition. The Company enters into licensing agreements with its customers. The Company’s licensing strategy incorporates a requirement whereby the licensee purchases defined licensed components from the Company. The purchase price of the licensed components includes the royalty fee for the rights to manufacture, assemble and sell patented Duraswitch technologies. When the components are shipped, the Company recognizes licensing revenue and cost of goods sold. In some cases, where no components are supplied, the Company is paid a royalty per switch manufactured and the Company recognizes revenue in the period the switch is manufactured. The Company’s non-exclusive licensees typically pay royalties of $0.08 per PushGate ($0.10 including the licensed component cost), between $0.25 and $0.75 per thiNcoder, and between $0.25 and $0.75 per MagnaMouse, depending on volume. The terms of some of its license agreements require prepayment of royalties to the Company. The prepayments are recorded as deferred revenue and licensing revenue is recognized when the royalties are earned under the licensing agreements. In the case of the Delphi minimum royalty payments, the Company recognizes revenue as it is earned: either as Delphi sells products incorporating Duraswitch technologies; or in the event that the royalties earned on the sale of Delphi products are less than the minimum royalty payment, the Company recognizes the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year. The up-front payment amount allocated to deferred revenue, received from Delphi in 2000, is being amortized over the initial seven-year term of the exclusive license agreement ending June 30, 2007.

     Stock-Based Compensation. At December 31, 2004, the Company has three stock-based employee compensation plans which are described more fully in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company elected to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s operating results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.1 percent, 2.4 percent, and 2.9 percent for options granted in 2004, 2003 and 2002, respectively, an expected life of three years, an expected volatility rate of 84 percent, 80 percent and 69 percent for options granted in 2004, 2003 and 2002, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(1,272,078)	$(2,550,561)	$(4,706,052)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(147,953)	(234,265)	(350,212)

Pro forma net loss	$(1,420,031)	$(2,784,826)	$(5,056,264)

Loss per share:
Basic and diluted, as reported	$(0.13)	$(0.27)	$(0.49)

Basic and diluted, pro forma	$(0.15)	$(0.29)	$(0.53)

     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.

     Loss Per Common Share. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. All stock options and warrants were anti-dilutive in 2004, 2003 and 2002.

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

     New Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the statement effective for inventory costs incurred beginning January 1, 2006. The Company does not expect that this standard will have a material effect on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the cost of share-based payments be recognized as expense in the financial statements based on the fair value of the equity or liability instruments used. Currently, the Company is required to disclose the effect on earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, of expensing. The Company is required to adopt the statement effective January 1, 2006. The Company has not yet determined what impact the adoption of SFAS No. 123(R) will have on the financial statements of the Company

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt the statement effective for nonmonetary asset exchanges occurring beginning January 1, 2006. The Company does not expect that this standard will have a material effect on its financial position or results of operations.

     Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of capital leases approximates the carrying value of these instruments because the terms are similar to those in the marketplace under which they could be replaced.

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

     Reclassifications. Certain reclassifications were made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

3. CONCENTRATIONS

     The Company maintained its cash and cash equivalents in two financial institutions at December 31, 2004. At December 31, 2004, the Company maintained cash and cash equivalents at financial institutions in excess of federal depository insurance.

     In 2004 and 2003, Delphi represented 80 percent and 54 percent of net revenue, respectively. In 2002, Delphi represented 53 percent of net revenue and Memtron Technologies Inc. and Xymox Technologies Inc. each represented 11 percent of net revenue. In 2004, net revenue from Delphi was $1,407,978 and included $1.0 million related to the recognition of the first minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000.

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

     Inventory consists of the following at December 31:

	2004	2003
Raw materials:
Licensed components	$292,093	$247,607
Other materials	21,990	21,415
Reserve for obsolete inventory	(97,000)	(97,500)

Inventory — net	$217,083	$171,522

     The Company recorded charges of $0, $22,000, and $125,000 to increase the reserve for obsolete inventory in 2004, 2003 and 2002, respectively.

5. NOTE RECEIVABLE FROM ACTIVE RECOGNITION TECHNOLOGIES, INC.

     On April 21, 2004 the Company entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART must achieve $400,000 of net revenue and $100,000 average earnings before interest and taxes (“EBIT”) for two consecutive fiscal quarters prior to July 31, 2005. Since the execution of the agreement, ART has not satisfied either of the conditions. During the twelve months following the execution of the definitive agreement, the Company has committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At December 31, 2004, the Company had advanced $390,000 under the loan. The remaining $110,000 was advanced during the first quarter of 2005. The loan is convertible, at the Company’s option, into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART. If the closing of the acquisition occurs, the Company will issue 950,000 shares of its restricted common stock to the shareholders of ART. The shares have demand registration rights no earlier than March 31, 2005. An additional 850,000 shares of restricted common stock, or a prorated portion thereof, will be issued upon ART achieving accumulated EBIT of $4 million over a three year period. Both the initial acquisition shares and the earn-out shares will be reduced if the Company converts any outstanding convertible debt into ART shares.

     The Company believes ART will not achieve the revenue or EBIT levels which are required as a condition of closing. The Company also believes that there is no assurance that ART will achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt or allow ART to continue as a going concern for the next twelve months. As a result, the Company has recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000. The Company has no commitment or to fund ART operations beyond the $500,000. The Company does not expect to close the acquisition on the previously announced terms and cannot determine at this time if we will agree upon new terms.

     The Company has a management services agreement with ART and is paid a monthly fee of $2,600. In exchange, the Company provides office space and assistance with accounting and corporate marketing.

     The Company has entered into an agreement with ART whereby the Company will earn commissions on business generated for ART. The Company also has a reseller agreement with ART which allows the Company to sell ART software technology.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

	2004	2003
Computer equipment and software	$443,495	$439,614
Other machinery and equipment	328,841	325,236
Leasehold improvements	133,743	138,073
Office furniture and fixtures	71,377	73,669

Total	977,456	976,592
Accumulated depreciation	(778,867)	(661,880)

Property and equipment — net	$198,589	$314,712

     Depreciation expense for property and equipment was $143,317, $353,833, and $349,919 for the years ended December 31, 2004, 2003, and 2002, respectively.

     During the second quarter of 2003, the Company began outsourcing the manufacture of research and development pieces and marketing samples and further reduced its research and development activities. As a result, equipment which had previously been utilized in these activities was offered for sale to our licensees and on our website. During 2004, the Company recorded a gain on the sale of Assets Held for Sale of $16,163. During 2003 the Company recorded an impairment loss of $21,194 and a gain on the sale of Assets Held for Sale of $55,335. Both the impairment loss and the gains have been included in selling, general and administrative expenses. At December 31, 2004, the net carrying value of the remaining equipment that is classified as Assets Held for Sale is $0.

7. PATENTS

     Amortization expense for patents was $47,790, $44,518, and $37,628 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated amortization expense for existing patents is approximately $49,000 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	2004	2003
Patents	$1,010,671	$975,052
Accumulated amortization	(233,658)	(185,868)

Patents — net	$777,013	$789,184

8. DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. The Company recognizes the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020. To date, Delphi has only produced prototype quantities of switches under their license agreement. There is no assurance and currently no indication that the Company will recognize revenue from Delphi beyond the minimums specified in the agreement.

     The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the nonrefundable payment totaling $2,865,662 was recorded as deferred revenue and is being amortized over the initial seven-year term of the exclusive license agreement.

     The licensing agreement with Delphi generated licensing revenue of $1,407,978, $409,753 and $409,380 for the years ended December 31, 2004, 2003 and 2002, respectively, which primarily resulted from the revenue recognition of the first minimum royalty payment in 2004 and recognition of deferred licensing revenue which was recorded in 2000.

9. STOCKHOLDERS’ EQUITY

     Common Stock. In 2003, the Company issued 34,782 shares at a value of $40,000 in exchange for consulting services.

     Preferred Stock. As of December 31, 2004, no preferred stock is outstanding. The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

     Warrants. On April 20, 2000, the Company sold a warrant to Delphi to purchase 225,000 shares of common stock at an exercise price of $7.00 per share. This warrant expired on April 20, 2004.

     In connection with the public offering that closed in September 1999, the underwriter was granted warrants to purchase 200,000 shares of common stock at an exercise price of $8.25 per share. These warrants expired on August 26, 2004.

     A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range
Balance, December 31, 2001	472,059	$3.19-$8.25
Issued	—
Exercised	—

Balance, December 31, 2002	472,059	$3.19-$8.25
Issued	—
Exercised	—
Expired	(47,059)	$3.19

Balance, December 31, 2003	425,000	$7.00-$8.25
Issued	—
Exercised	—
Expired	(425,000)	$7.00-$8.25

Balance, December 31, 2004	—	$—

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

     The total number of shares available for grant under all three plans is 48,287 at December 31, 2004.

     The Company accounts for the fair value of the options issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not record compensation cost during 2004, 2003 and 2002 as no options were granted to non-employees other than to directors during that time period.

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

     During June 2004, the Company’s Compensation Committee authorized an option exchange with our CEO. Pursuant to the agreement, options to purchase 50,000 shares of common stock at an exercise price of $10.85 per share previously granted to him were cancelled. During December 2004, the Company granted him new options to purchase 50,000 shares of common stock at an exercise price of $2.05 per share, which was the market price of the Company’s common stock at the time of the new grant of options. The Company had not provided him with any oral or written agreement or implied promise to compensate him for increases in the market price of Company common shares for the period from the date of cancellation of the original options until the grant of the new options. With respect to the new grant of options during December 2004, the options were exercisable at the time of grant.

     A summary of changes in stock options is as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Balance, December 31, 2001	811,699	$10.13
Granted	301,400	$3.39
Exercised	(5,500)	$6.14
Expired or terminated	(34,900)	$7.35

Balance, December 31, 2002	1,072,699	$9.61
Granted	156,500	$1.86
Exercised	(22,696)	$1.16
Expired or terminated	(164,063)	$7.19

Balance, December 31, 2003	1,042,440	$9.02
Granted	85,000	$2.14
Exercised	(23,000)	$1.19
Expired or terminated	(73,484)	$9.17

Balance, December 31, 2004	1,030,956	$8.61

	2004	2003	2002
Exercisable at the end of the year	1,030,956	990,940	1,029,633

Weighted average fair value of options granted during the year	$1.18	$0.99	$1.52

     A summary of options outstanding and exercisable as of December 31, 2004 is as follows:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price
$0.81 - $1.06	150,500	7.9	$1.04
$1.83 - $3.38	236,200	7.3	$2.13
$6.00 - $10.85	397,901	5.2	$7.07
$13.01 - $22.31	246,355	3.0	$21.94

$0.81 - $22.31	1,030,956	5.5	$8.61

11. INCOME TAXES

     Net deferred tax assets consist of the following at December 31:

	2004	2003
Deferred tax assets:
Operating loss carryforwards	$8,363,846	$8,102,140
Capitalized research and development	1,193,917	1,167,109
Research and development credits	1,566,156	723,601
Deferred licensing revenue	412,604	572,668
Note receivable	200,000	—
Other	135,919	150,295

Total	11,872,442	10,715,813
Less valuation allowance	(11,542,360)	(10,340,742)

Total	330,082	375,071
Deferred tax liabilities:
Patents	(310,806)	(314,474)
Other	(19,276)	(60,597)

Total	$—	$—

     During the years ended December 31, 2004, 2003 and 2002, the Company increased the valuation allowance by $1,201,618, $1,370,186 and $1,993,272, respectively, against deferred tax assets. The increase in the valuation allowance recorded in 2004, 2003 and 2002 includes $12,164, $6,146 and 3,463, respectively, for net operating loss carryforwards related to stock compensation. The benefit of the utilization of these net operating loss carryforwards would be recorded as a credit to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

     The Company has net operating loss carryforwards for federal income tax purposes of $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire 2005 through 2009.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2004, 2003 and 2002 due to the following:

	2004	2003	2002
Benefit calculated at statutory rate	$432,507	$867,191	$1,600,057
Increase (decrease) in income resulting from:
Research and development and other tax credits	667,658	353,252	180,259
State income taxes, net	76,960	153,034	282,363
Permanent differences	(8,562)	(6,735)	(60,335)
Other, net	20,891	(2,702)	(12,535)
Valuation allowance	(1,189,454)	(1,364,040)	(1,989,809)

Total	$—	$—	$—

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

	2004 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net licensing revenue	$198,380	$199,413	$1,179,615	$179,645
Gross profit	148,613	149,417	1,130,544	140,932
Net income (loss)	(923,690)	(375,047)	446,439	(419,780)
Net income (loss) per common share, basic and diluted (1)	$(0.10)	$(0.04)	$0.05	$(0.04)

	2003 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net licensing revenue	$246,777	$192,863	$161,245	$159,027
Gross profit	204,923	161,989	147,722	141,974
Net loss	(528,898)	(475,794)	(821,042)	(724,827)
Net loss per common share, basic and diluted (1)	$(0.06)	$(0.05)	$(0.09)	$(0.08)

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share may not equal the annual amounts reported.

13. SEGMENT REPORTING

     The Company operates and reports internally as one segment and substantially all of its assets are located in the United States. Revenue by geographic area is determined based upon the location of the licensee or customer. The United States is the only country with net revenue in excess of 10 percent of total net revenue. Net revenue by geographic region for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
United States	$1,569,578	$586,176	$678,021
Europe	92,100	106,577	86,201
Other	95,375	67,159	7,947

Total	$1,757,053	$759,912	$772,169

14. COMMITMENTS

     Management Services Agreement. The Company has a management services agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented switch technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the switch technologies. During 2004, 2003 and 2002, the Company paid approximately $14,700, $3,100, and $5,100, respectively, under this agreement.

     Employment Agreements. The Company has employment agreements with its executive officers. These agreements call for a base salary and bonuses. These agreements also provide for salary and benefits in the event of separation.

     Lease Agreements. Rent expense for the periods ended December 31, 2004, 2003 and 2002 approximated $52,000, $199,000, and $199,000, respectively. Rent payments in 2004 were approximately $52,000. Future minimum rental payments are $66,621 in 2005, and $29,135 thereafter.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A.	Controls and Procedures.

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our annual reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

     None.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 10.	Executive Compensation.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 12.	Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 13.	Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement dated as of April 1, 2004 among Duraswitch Industries, Inc.; Active Recognition Technologies; Arthur Lawida; Ole Sorensen; and Alex Parrish (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen Common Stock Certificate (2)

10.1	Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (2)

10.1.1	Addendum #1 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (4)

10.1.2	Addendum #2 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (5)

10.2	1997 Stock Option Plan (2)

10.3	1999 Stock Option Plan (2)

10.4	2000 Stock Option Plan (5)

10.5	2000 Stock Option Plan Amendment (7)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (2)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter dated May 1, 1997 by and between Total Switch, Inc. and Anthony J. Van Zeeland (2)

10.8*	Licensing Agreement between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. dated April 20, 2000 (8)

10.9	Shareholders’ Agreement dated June 19, 2000 among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (9)

10.10	Employment Agreement dated July 1, 2003 by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (10)

10.11	Standard sublease dated November 1, 2003 by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc. (5)

10.12	Form of Indemnification Agreement

14	Code of Ethics

Exhibit No.	Description of Exhibit
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d — 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 10-QSB as filed on April 29, 2004

(2)	Incorporated by reference to the registrant’s Form SB-2 as filed on August 26, 1999

(3)	Incorporated by reference to the registrant’s Form 10-KSB as filed on March 30, 2001

(4)	Incorporated by reference to the registrant’s Form 10-KSB as filed on March 30, 2000

(5)	Incorporated by reference to the registrant’s Form 10-K as filed on March 29, 2004

(6)	Incorporated by reference to the registrant’s Proxy Statement as filed on May 12, 2000

(7)	Incorporated by reference to the registrant’s Form 10-K as filed on March 23, 2002

(8)	Incorporated by reference to the registrant’s Form 8-K as filed on April 26, 2000

(9)	Incorporated by reference to the registrant’s Form 10-K as filed on March 25, 2003

(10)	Incorporated by reference to the registrant’s Form 10-Q as filed on August 5, 2003

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

Item 14.	Principal Accountant Fees and Services.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2005		DURASWITCH INDUSTRIES, INC.

	By:	/s/ Robert J. Brilon

Robert J. Brilon
Chairman of the Board
President, Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2005	By:	/s/ Robert J. Brilon

Robert J. Brilon
Chairman of the Board
President, Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer
(Principal Executive, Financial and Accounting Officer)

Date: March 28, 2005	By:	/s/ John W. Hail

John W. Hail
Director

Date: March 28, 2005	By:	/s/ Steven P. Hanson

Steven P. Hanson
Director

Date: March 28, 2005	By:	/s/ P. Robert Moya

P. Robert Moya
Director

Date: March 28, 2005	By:	/s/ William E. Peelle

William E. Peelle
Director

Date: March 28, 2005	By:	/s/ Anthony J. Van Zeeland

Anthony J. Van Zeeland
Director, Chief Technology Officer

Date: March 28, 2005	By:	/s/ Michael A. Van Zeeland

Michael A. Van Zeeland
Director

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement dated as of April 1, 2004 among Duraswitch Industries, Inc.; Active Recognition Technologies; Arthur Lawida; Ole Sorensen; and Alex Parrish (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.1	Specimen Common Stock Certificate (2)

10.1	Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (2)

10.1.1	Addendum #1 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (4)

10.1.2	Addendum #2 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon (5)

10.2	1997 Stock Option Plan (2)

10.3	1999 Stock Option Plan (2)

10.4	2000 Stock Option Plan (5)

10.5	2000 Stock Option Plan Amendment (7)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (2)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter dated May 1, 1997 by and between Total Switch, Inc. and Anthony J. Van Zeeland (2)

10.8*	Licensing Agreement between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. dated April 20, 2000 (8)

10.9	Shareholders’ Agreement dated June 19, 2000 among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (9)

10.10	Employment Agreement dated July 1, 2003 by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (10)

10.11	Standard sublease dated November 1, 2003 by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc. (5)

10.12	Form of Indemnification Agreement

14	Code of Ethics

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d — 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 10-QSB as filed on April 29, 2004

(2)	Incorporated by reference to the registrant’s Form SB-2 as filed on August 26, 1999

(3)	Incorporated by reference to the registrant’s Form 10-KSB as filed on March 30, 2001

(4)	Incorporated by reference to the registrant’s Form 10-KSB as filed on March 30, 2000

(5)	Incorporated by reference to the registrant’s Form 10-K as filed on March 29, 2004

(6)	Incorporated by reference to the registrant’s Proxy Statement as filed on May 12, 2000

(7)	Incorporated by reference to the registrant’s Form 10-K as filed on March 23, 2002

(8)	Incorporated by reference to the registrant’s Form 8-K as filed on April 26, 2000

(9)	Incorporated by reference to the registrant’s Form 10-K as filed on March 25, 2003

(10)	Incorporated by reference to the registrant’s Form 10-Q as filed on August 5, 2003

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.