Form 10QSB
period 2005-03-31
DURASWITCH INDUSTRIES INC
filed 2005-04-27
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission file number: 001-15069

Duraswitch Industries, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)

(480) 586-3300
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___No ___

As of April 26, 2005 there were 9,614,673 shares of the small business issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___No _X_

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,215,924	$2,832,455
Accounts receivable	35,029	48,601
Inventory — Net (Note 3)	211,394	217,083
Prepaid expenses and other current assets	107,966	83,470

Total current assets	2,570,313	3,181,609

PROPERTY AND EQUIPMENT — Net	168,720	198,589
GOODWILL	443,874	443,874
PATENTS — Net (Note 4)	775,937	777,013
OTHER ASSETS	59,501	66,297

TOTAL ASSETS	$4,018,345	$4,667,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,623	$59,674
Accrued salaries and benefits	214,525	187,289
Other accrued expenses and other current liabilities (Note 5)	109,170	242,045
Deferred licensing revenue (Note 2)	474,193	485,254

Total current liabilities	841,511	974,262

LONG-TERM LIABILITIES:
Other non-current liabilities	16,736	18,486
Deferred licensing revenue — long-term (Note 2)	443,496	546,257

Total long-term liabilities	460,232	564,743

Total liabilities	1,301,743	1,539,005

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2005 and 2004, 9,614,673 shares issued and outstanding in 2005 and 2004	9,615	9,615
Additional paid-in capital	27,410,916	27,410,916
Accumulated deficit	(24,703,929)	(24,292,154)

Total stockholders’ equity	2,716,602	3,128,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,018,345	$4,667,382

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET LICENSING REVENUE:	$206,649	$179,645
COST OF GOODS SOLD:	45,697	38,713

Gross profit	160,952	140,932

OPERATING EXPENSES:
Selling, general and administrative	462,331	437,578
Research, development and commercial application engineering	124,499	131,529

Total operating expenses	586,830	569,107

LOSS FROM OPERATIONS	(425,878)	(428,175)

OTHER INCOME — Net	14,103	8,395

NET LOSS	$(411,775)	$(419,780)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	9,614,673	9,591,893

See notes to consolidated financial statements.

DURASWITCH INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,775)	$(419,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,757	55,022
Gain on disposal of equipment	—	(15,688)
Changes in operating assets and liabilities:
Accounts receivable	13,572	(16,268)
Inventory	5,689	(2,199)
Prepaid expenses and other assets	(23,558)	10,125
Accounts payable	(16,051)	(38,742)
Accrued salaries and benefits	27,236	33,685
Other accrued expenses and other current liabilities	(22,875)	(46,641)
Other non-current liabilities	(1,750)	(2,205)
Deferred licensing revenue	(113,822)	(104,366)

Net cash used in operating activities	(495,577)	(547,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(10,954)	(7,100)
Funding of note receivable (Note 5)	(110,000)	—
Proceeds from sale of equipment	—	16,755
Purchases of property and equipment	—	(2,500)

Net cash provided by (used in) investing activities	(120,954)	7,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	—	2,120
Principal payments on capital leases	—	(2,143)

Net cash used in financing activities	—	(23)

DECREASE IN CASH AND CASH EQUIVALENTS	(616,531)	(539,925)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,832,455	4,256,978

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,215,924	$3,717,053

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$—	$249

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

2. DEFERRED LICENSING REVENUE

     In April 2000, the Company entered into a license agreement with Delphi Automotive Systems LLC (“Delphi”) that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a nonrefundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial seven-year term ending June 30, 2007. The Company recognizes the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020. To date, Delphi has only produced prototype quantities of switches under their license agreement. There is no assurance and currently no indication that the Company will recognize revenue from Delphi beyond the minimums specified in the agreement.

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

4. PATENTS

     Amortization expense for patents was $12,030 and $11,675 for the three months ended March 31, 2005 and 2004, respectively. The estimated amortization expense for existing patents is approximately $50,000 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents are as follows:

	March 31, 2005	December 31, 2004
Patents	$1,021,625	$1,010,671
Accumulated amortization	(245,688)	(233,658)

Patents – net	$775,937	$777,013

5. NOTE RECEIVABLE FROM ACTIVE RECOGNITION TECHNOLOGIES, INC.

     On April 21, 2004 the Company entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART was required to achieve certain revenue and average earnings before interest and taxes (“EBIT”) milestones for two consecutive fiscal quarters prior to July 31, 2005. ART did not achieve the required revenue and EBIT levels. The Company will not close the acquisition on the previously announced terms and cannot determine at this time if new terms will be agreed upon.

     During the twelve months following the execution of the agreement, the Company committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At March 31, 2005, the Company had advanced $500,000 under the loan. The loan is convertible, at the Company’s option, into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART.

     The Company believes that there is no assurance that ART will achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt and accrued interest or allow ART to continue as a going concern for the next twelve months. As a result, the Company recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000 and has not recognized interest income on the note receivable. The Company has no commitment to fund ART operations beyond the $500,000.

     The Company has entered into an agreement with ART whereby the Company will earn commissions on business generated for ART. The Company also has a reseller agreement with ART which allows the Company to sell ART software technology.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this report will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

     Revenue Recognition. We enter into licensing agreements with our customers. Our licensing strategy incorporates a requirement whereby the licensee purchases licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize licensing revenue and cost of goods sold. In some cases, where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the case of the Delphi minimum royalty payments, we recognize revenue as it is earned: either as Delphi sells products incorporating our technologies; or in the event that the royalties earned on the sale of Delphi products are less than the minimum royalty payment, we recognize the difference between royalties previously recognized and the minimum royalty payment as revenue on June 30 of each applicable year.

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

     Inventory Valuation. Our inventory is primarily comprised of licensed components which are sold to licensees. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.

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

Results of Operations

     Net Licensing Revenue. Net licensing revenue was $206,649 and $179,645 for the three months ended March 31, 2005 and 2004, respectively, an increase of $27,004 or 15%. To date, the majority of non-exclusive licensing revenue has been related to our PushGate pushbutton technology. The increase in licensing revenue for the quarter ended March 31, 2005 was primarily a result of increased sales of other materials used in switch construction. Revenue for the quarter also increased related to increased sales of royalty bearing PushGate and thiNcoder rotor licensed components.

     For each of the three months ended March 31, 2005 and 2004, recognition of revenue from the Delphi license agreement generated $102,345 of licensing revenue, representing 50% and 57% of licensing revenue in 2005 and 2004, respectively.

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

     Cost of Goods Sold. Total cost of goods sold was $45,697 for the three months ended March 31, 2005, compared to $38,713 for the three months ended March 31, 2004, an increase of $6,984. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us and the recognition of deferred revenue from our licensing agreement with Delphi.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $462,331 for the three months ended March 31, 2005, compared to $437,578 for the three months ended March 31, 2004, an increase of $24,753. The increase was primarily due to additional director fees to compensate our Board of Directors at a level more commensurate with their time spent and industry standards.

     Research, Development and Commercial Application Engineering Expenses. Research, development and commercial application engineering expenses were $124,499 for the three months ended March 31, 2005, compared to $131,529 for the three months ended March 31, 2004, a decrease of $7,030.

     Loss from Operations. The loss from operations was $425,878 for the three months ended March 31, 2005 compared to $428,175 for the three months ended March 31, 2004.

     Other Income – Net. Other income — net was $14,103 for the three months ended March 31, 2005, compared to $8,395 for the three months ended March 31, 2004, an increase of $5,708. The increase in other income — net for the three months is primarily due to higher interest rates.

     Net Loss. Net loss was $411,775 for the three months ended March 31, 2005, compared to $419,780 the three months ended March 31, 2004.

Liquidity and Capital Resources

     We had cash and cash equivalents of $2,215,924 on March 31, 2005. During the quarter we experienced a decrease in our cash and cash equivalents primarily as a result of cash used in operations.

     Net cash used in operating activities was $495,577 for the three months ended March 31, 2005. Cash used in operating activities consisted primarily of the net loss.

     Net cash used in investing activities was $120,954 for the three months ended March 31, 2005. The net cash used in investing activities primarily related to our agreement to acquire Active Recognition Technologies, (“ART”) and included advances to them of $110,000.

     Net cash used in financing activities was $0 for the three months ended March 31, 2005.

     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning in July 2004, totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was earned effective June 30, 2004 and was received in July 2004. Subsequent payments are due as follows: $2 million in July 2005; $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020. To date, Delphi has only produced prototype quantities of switches under their license agreement. There is no assurance and currently no indication that the Company will recognize revenue from Delphi beyond the minimums specified in the agreement.

     On April 21, 2004 we entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. ("ART"), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART was required to achieve certain revenue and average earnings before interest and taxes (“EBIT”) milestones for two consecutive fiscal quarters prior to July 31, 2005. ART did not achieve the required revenue and EBIT levels. We will not close the acquisition on the previously announced terms and cannot determine at this time if new terms will be agreed upon.

     During the twelve months following the execution of the agreement, we committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At March 31, 2005, we had advanced $500,000 under the loan. The loan is convertible, at our option, into 12.5% of ART’s outstanding capital stock on a fully diluted basis upon the closing of the acquisition or the acceptance by ART of a superior offer to purchase ART.

     We believe that there is no assurance that ART will achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt and accrued interest or allow ART to continue as a going concern for the next twelve months. As a result, we recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000 and have not recognized interest income on the note receivable. We have no commitment to fund ART operations beyond the $500,000.

     We have entered into an agreement with ART whereby we earn commissions on business generated for ART. We also have a reseller agreement with ART which allows us to sell ART software technology.

     At December 31, 2004, we had net operating loss carryforwards for federal taxes of approximately $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire in 2005 through 2009. We have not recognized any benefit from these operating loss carryforwards which expire in 2011 through 2023.

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

Item 3. Controls and Procedures.

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits.

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

Duraswitch Industries, Inc. (Registrant)

Date: April 26, 2005	By:	/s/ Robert J. Brilon

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