Form 10QSB
period 2005-06-30
InPlay Technologies, Inc.
filed 2005-08-05
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0308867 (I.R.S. Employer Identification No.)
234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
Duraswitch Industries, Inc.
(Former name)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 3, 2005 there were 9,614,673 shares of the small business issuer’s common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,661,171	$2,832,455
Accounts receivable (Note 2)	2,092,801	48,601
Inventory — Net (Note 3)	205,743	217,083
Prepaid expenses and other current assets	121,749	83,470

Total current assets	4,081,464	3,181,609

PROPERTY AND EQUIPMENT — Net	140,646	198,589
GOODWILL — Net	443,874	443,874
PATENTS — Net (Note 4)	770,812	777,013
OTHER ASSETS	53,644	66,297

TOTAL ASSETS	$5,490,440	$4,667,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,278	$59,674
Accrued salaries and benefits	211,427	187,289
Other accrued expenses and other current liabilities	298,934	242,045
Deferred licensing revenue (Note 2)	471,876	485,254

Total current liabilities	1,045,515	974,262

LONG-TERM LIABILITIES:
Other non-current liabilities	14,979	18,486
Deferred licensing revenue — long-term (Note 2)	341,151	546,257

Total long-term liabilities	356,130	564,743

Total liabilities	1,401,645	1,539,005

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2005 and 2004, 9,614,673 shares issued and outstanding in 2005 and 2004	9,615	9,615
Additional paid-in capital	27,410,916	27,410,916
Accumulated deficit	(23,331,736)	(24,292,154)

Total stockholders’ equity	4,088,795	3,128,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,490,440	$4,667,382

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

NET LICENSING REVENUE (Note 2):	$2,236,544	$1,179,615	$2,443,193	$1,359,260

COST OF GOODS SOLD:	63,157	49,071	108,854	87,784

Gross profit	2,173,387	1,130,544	2,334,339	1,271,476

OPERATING EXPENSES:
Selling, general and administrative	703,584	576,296	1,165,915	1,013,874
Research, development and commercial application engineering	111,271	115,959	235,770	247,488

Total operating expenses	814,855	692,255	1,401,685	1,261,362

INCOME FROM OPERATIONS	1,358,532	438,289	932,654	10,114

OTHER INCOME — Net	13,661	8,150	27,764	16,545

NET INCOME	$1,372,193	$446,439	$960,418	$26,659

NET INCOME PER COMMON SHARE:
BASIC AND DILUTED	$0.14	$0.05	$0.10	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,614,673	9,598,525	9,614,673	9,595,209

DILUTED	9,665,367	9,733,643	9,684,120	9,729,901

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$960,418	$26,659
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	93,988	109,421
Gain on disposal of equipment	—	(16,253)
Changes in operating assets and liabilities:
Accounts receivable	(2,044,200)	(984,861)
Inventory	11,340	(8,212)
Prepaid expenses and other current assets	(37,341)	(13,713)
Other assets	—	(1,224)
Accounts payable	3,604	51,254
Accrued salaries and benefits	24,138	9,158
Other accrued expenses and other current liabilities	166,889	22,801
Other non-current liabilities	(3,507)	(4,409)
Deferred licensing revenue	(218,484)	(208,620)

Net cash used in operating activities	(1,043,155)	(1,017,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of obligation to ART (Note 5)	(110,000)	(150,000)
Increase in patents	(18,129)	(26,319)
Proceeds from sale of equipment	—	17,549
Purchases of property and equipment	—	(22,775)

Net cash used in investing activities	(128,129)	(181,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	—	16,430
Principal payments on capital leases	—	(4,356)

Net cash provided by financing activities	—	12,074

DECREASE IN CASH AND CASH EQUIVALENTS	(1,171,284)	(1,187,470)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,832,455	4,256,978

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,661,171	$3,069,508

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$—	$177

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION
     The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the annual financial statements of InPlay Technologies, Inc. formerly Duraswitch Industries, Inc. (the “Company”). Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not indicative of the results of operations for the full year.
2.	DEFERRED LICENSING REVENUE
     In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gives Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The initial term of the exclusive license agreement is seven years. The agreement also requires Delphi to make minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. Subsequent payments are due as follows: $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020. To date, Delphi has only produced prototype quantities of switches under their license agreement. There is no assurance and currently no indication that the Company will recognize revenue from Delphi beyond the minimums specified in the agreement.
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
     Amortization expense for patents was $12,300 and $11,824 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense for patents was $24,330 and $23,499 for the six months ended June 30, 2005 and 2004, respectively. The estimated amortization expense for existing patents is $50,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	June 30, 2005	December 31, 2004
Patents	$1,028,800	$1,010,671
Accumulated amortization	(257,988)	(233,658)

Patents – net	$770,812	$777,013

5.	NOTE RECEIVABLE FROM ACTIVE RECOGNITION TECHNOLOGIES, INC.
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
     During the twelve months following the execution of the agreement, the Company committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At June 30, 2005, the Company had advanced $500,000 under the loan. The note will not be converted into ART’s capital stock and is payable in cash.
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
6.	STOCK-BASED COMPENSATION
     At June 30, 2005, the Company had four stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.7 percent and 3.1 percent in 2005 and 2004, respectively, an expected life of three years, an expected volatility rate of 82 percent and 81 percent for options granted in 2005 and 2004, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,372,193	$446,439	$960,418	$26,659

Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(151,597)	(67,631)	(151,597)	(67,631)

Pro forma net income (loss)	$1,220,596	$378,808	$808,821	$(40,972)

Income per share:
Basic, as reported	$0.14	$0.05	$0.10	$—

Basic, pro forma	$0.13	$0.04	$0.08	$—

Diluted, as reported	$0.14	$0.05	$0.10	$—

Diluted, pro forma	$0.13	$0.04	$0.08	$—

7.	INCOME TAXES
     The Company has net operating loss carryforwards for federal income tax purposes of $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire 2005 through 2009.

8.	INCOME PER COMMON SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the combined weighted average number of shares and share equivalents outstanding, which, in periods with net income, includes the assumed exercise of options computed using the treasury stock method. For the three and six months ending June 30, 2005, 1,028,756 and 900,456, respectively, shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ending June 30, 2004, 666,663 and 681,683, respectively, shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.
9.	COMMITMENTS
     The Company will be required to pay commissions and fees on the minimum royalty payments received from Delphi including a 5 percent independent sales agency commission related to the signing of the Delphi license agreement.
     The Company has a management service agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented technology component switches or integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the patented technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the switch technologies. Management services fees expensed under this agreement for the three month periods ended June 30, 2005 and 2004 were $22,820 and $11,775, respectively, and for the six month periods ended June 30, 2005 and 2004 were $23,657 and $12,556, respectively.
10.	SUBSEQUENT EVENT
     On July 27, 2005 the Company entered into an agreement and plan of merger to acquire privately held FinePoint Innovations, Inc. (“FinePoint”) a developer of patented digital writing pen solutions for tablet PCs. Upon the execution of the agreement, the Company agreed to provide a standby letter of credit (“LOC”) of up to $1 million to support production related to a purchase order from a major computer supplier. The letter of credit is evidenced by a promissory note and the obligations under the note are secured by all assets of FinePoint. In the event the merger is not consummated, all amounts due to the Company on the credit facility will become due and payable from payment of receivables from customers or other revenue of FinePoint. The amounts outstanding under the note will bear interest at 1% per annum plus interest and expenses related to the LOC and will be due on February 28, 2006. The Company also agreed to provide immediate funding to FinePoint up to a maximum of $300,000 in the form of convertible debt prior to closing evidenced by a promissory note and secured by all assets of FinePoint. The debt bears interest at 9% per annum and all principal under the note is convertible into 10% of FinePoint’s common stock on a fully diluted basis only upon the consummation of the merger. Conversion of the note will reduce the number of InPlay shares issued. Interest under the note may be paid in cash at maturity or added to the conversion calculation on the conversion date. In the event the merger is not consummated, all amounts due to the Company under the loan commitment will be due on February 28, 2006. In the event FinePoint terminates the definitive agreement due to a superior offer to purchase FinePoint, the note shall become due and payable within 30 days.
     The closing is expected to occur in September 2005. If the closing occurs, the Company will issue up to 600,000 shares of its restricted common stock to the shareholders of FinePoint. The Company will issue additional restricted shares of common stock with a value between $800,000 and $1.5 million upon FinePoint achieving accumulated earnings before interest and taxes (“EBIT”) over $3.2 million through December 31, 2007. The number of earn-out shares will depend upon the level of EBIT achieved and the Company’s stock price as further described in the agreement. Both the initial shares and the earn-out shares will be reduced if the Company converts any outstanding convertible debt into FinePoint shares. Upon closing, Stephen Caldwell will remain the President of FinePoint and will report to the Company’s Chief Executive Officer.
     At August 3, 2005, the Company has pledged $400,000 as collateral for the LOC and no amounts have been drawn on the LOC.
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
     Results of Operations
     Net Licensing Revenue. Net licensing revenue was $2,236,544 and $1,179,615 for the three months ended June 30, 2005 and 2004, respectively. Net licensing revenue was $2,443,193 and $1,359,260 for the six months ended June 30, 2005 and 2004, respectively. The increase for the three and six month periods is due to the recognition of the minimum royalty payment related to our Delphi license agreement. Our license agreement with Delphi requires Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. Subsequent payments are due as follows: $3 million in July 2006; and $6 million in July 2007.
     For the three months ended June 30, 2005 and 2004 recognition of revenue from the Delphi license agreement generated $2,102,243 and $1,100,942 of licensing revenue representing 94% and 93% of licensing revenue, respectively. For the six months ended June 30, 2005 and 2004 recognition of revenue from the Delphi license agreement generated $2,204,588 and $1,203,287 of licensing revenue representing 90% and 89% of licensing revenue, respectively.
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
     Cost of Goods Sold. Total cost of goods sold was $63,157 for the three months ended June 30, 2005, compared to $49,071 for the three months ended June 30, 2004, an increase of $14,086. Total cost of goods sold was $108,854 for the six months ended June 30, 2005, compared to $87,784 for the six months ended June 30, 2004, an increase of $21,070. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us, recognition of minimum royalty commitments and the recognition of deferred revenue from our licensing agreement with Delphi.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $703,584 for the three months ended June 30, 2005, compared to $576,296 for the three months ended June 30, 2004, an increase of $127,288. Selling, general and administrative expenses were $1,165,915 for the six months ended June 30, 2005, compared to $1,013,874 for the six months ended June 30, 2004, an increase of $152,041. The increases for the three and six month periods in selling, general and administrative expenses were primarily related to additional commissions and fees associated with the recognition of the Delphi minimum royalty revenue and additional director fees to compensate our Board of Directors at a level more commensurate with their time spent and industry standards.
     Research, Development and Commercial Application Engineering Expenses. Research, development and commercial application engineering expenses were $111,271 for the three months ended June 30, 2005, compared to $115,959 for the three months ended June 30, 2004. Research, development and commercial application engineering expenses were $235,770 for the six months ended June 30, 2005, compared to $247,488 for the six months ended June 30, 2004.
     Income from Operations. As a result of the increase in the recognition of revenue from the Delphi minimum royalty commitment described above, income from operations was $1,358,532 for the three months ended June 30, 2005, compared to income from operations of $438,289 for the three months ended June 30, 2004, an improvement of $920,243. Income from operations was $932,654 for the six months ended June 30, 2005, compared to income from operations of $10,114 for the six months ended June 30, 2004, an improvement of $922,540.
     Other Income – Net. Other income — net was $13,661 for the three months ended June 30, 2005, compared to $8,150 for the three months ended June 30, 2004. Other income — net was $27,764 for the six months ended June 30, 2005, compared to $16,545 for the six months ended June 30, 2004.
     Net Income. As a result of the increase in the recognition of revenue from the Delphi minimum royalty commitment described above, net income was $1,372,193 for the three months ended June 30, 2005 compared to $446,439 for the three months ended June 30, 2004 and was net income of $960,418 for the six months ended June 30, 2005 compared to $26,659 for the six months ended June 30, 2004.
Liquidity and Capital Resources
     We had cash and cash equivalents of $1,661,171 on June 30, 2005. During the quarter we experienced a decrease in our cash and cash equivalents primarily as a result of cash used in operations.
     Net cash used in operating activities was $1,043,155 for the six months ended June 30, 2005. Cash used in operating activities consisted primarily of cash paid for operating expenses.
     Net cash used in investing activities was $128,129 for the six months ended June 30, 2005. The net cash used in investing activities was primarily related to our agreement to fund ART and included advances to them of $110,000 in the form of convertible debt.
     Net cash used in financing activities was $0 for the six months ended June 30, 2005.
     Our license agreement with Delphi requires Delphi to pay us minimum royalty payments, beginning July 2004, totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. Subsequent payments are due as follows: $3 million in July 2006; and $6 million in July 2007. Delphi can maintain exclusivity for the automotive industry through June 30, 2012 by making additional minimum annual royalty payments during that period. After June 30, 2012, either party may convert the agreement to a non-exclusive agreement through 2020. To date, Delphi has only produced prototype quantities of switches under their license agreement. There is no assurance and currently no indication that we will recognize revenue from Delphi beyond the minimums specified in the agreement.
     On July 27, 2005 we entered into an agreement and plan of merger to acquire privately held FinePoint Innovations, Inc. a developer of patented digital writing pen solutions for tablet PCs. Upon the execution of the agreement, we agreed to provide a standby letter of credit (“LOC”) of up to $1 million to support production related to a purchase order from a major computer supplier. The letter of credit is evidenced by a promissory note and the obligations under the note are secured by all assets of FinePoint. In the event the merger is not consummated, all amounts due to us on the credit facility will become due and payable from payment of receivables from customers or other revenue of FinePoint. The amounts outstanding under the note will bear interest at 1% per annum plus interest and expenses related to the LOC and will be due on February 28, 2006. We also agreed to provide immediate funding to FinePoint up to a maximum of $300,000 in the form of convertible debt prior to closing evidenced by a promissory note and secured by all assets of FinePoint. The debt bears interest at 9% per annum and all principal under the note is convertible into 10% of FinePoint’s common stock on a fully diluted basis only upon the consummation of the merger. Conversion of the note will reduce the number of InPlay shares issued. Interest under the note may be paid in cash at maturity or added to the conversion calculation on the conversion date. In the event the merger is not consummated, all amounts due to us under the loan commitment will be due on February 28, 2006. In the event FinePoint terminates the definitive agreement due to a superior offer to purchase FinePoint, the note shall become due and payable within 30 days.
     The closing is expected to occur in September 2005. If the closing occurs, we will issue up to 600,000 shares of our restricted common stock to the shareholders of FinePoint. We will issue additional restricted shares of common stock with a value between $800,000 and $1.5 million upon FinePoint achieving accumulated earnings before interest and taxes (“EBIT”) over $3.2 million through December 31, 2007. The number of earn-out shares will depend upon the level of EBIT achieved and our stock price as further described in the agreement. Both the initial shares and the earn-out shares will be reduced if we convert any outstanding convertible debt into FinePoint shares. Upon closing, Stephen Caldwell will remain the President of FinePoint and will report to our Chief Executive Officer.
     At August 3, 2005, we have pledged $400,000 as collateral for the LOC and no amounts have been drawn on the LOC.
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
     During the twelve months following the execution of the agreement, we committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At June 30, 2005, we had advanced $500,000 under the loan. The note will not be converted into ART’s capital stock and is payable in cash.
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
     We have net operating loss carryforwards for federal income tax purposes of $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire 2005 through 2009.
     We believe that our cash on hand and the $2 million received from Delphi in July 2005 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.
Item 3. Controls and Procedures.
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders at our headquarters on May 20, 2005.
     Robert J. Brilon was elected to serve as a director for a three-year term expiring in 2008 or until his successor has been elected and qualified with 6,121,235 shares in favor and 122,944 withheld.
     P. Robert Moya was elected to serve as a director for a three-year term expiring in 2008 or until his successor has been elected and qualified with 6,200,174 shares in favor and 44,005 withheld.
     Anthony J. Van Zeeland was elected to serve as a director for a three-year term expiring in 2008 or until his successor has been elected and qualified with 6,200,644 shares in favor and 43,535 withheld.
     Our stockholders approved an amendment to our articles of incorporation to change the name of the Company to “InPlay Technologies, Inc.” with 5,765,497 in favor, 407,134 against and 71,548 abstentions and broker non-votes.
     Our stockholders approved the 2005 Stock Award Plan as adopted by the Board of Directors during March 2005 with 2,890,444 shares in favor, 786,736 against and 9,285 abstentions and broker non-votes.
     Our stockholders ratified the appointment of Deloitte and Touche LLP as our independent registered public accountants for the year ending December 31, 2005 with 6,239,678 shares in favor, 4,005 against and 496 abstentions and broker non-votes.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc.; FPI Acquisition, Inc.; FinePoint Innovations, Inc.; and Stephen Caldwell (1)

3.1	Amended and Restated Articles of Incorporation as amended through May 25, 2005

10.1.3	Addendum #3 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon

10.1.4	Addendum #4 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon

10.1.5	Addendum #5 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon

10.13	2005 Stock Award Plan (2)

10.14	FinePoint Innovations Convertible Promissory Note ($300,000), dated July 27, 2005, issued in favor of InPlay Technologies, Inc.(1)

10.15	Form of Credit Facility Note, dated July 27, 2005, issued by FinePoint Innovations in favor of InPlay Technologies, Inc.(1)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d – 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 8-K filed on August 3, 2005

(2)	Incorporated by reference to the registrant’s Form 8-K filed on May 25, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.
(Registrant)

Date: August 4, 2005	By:	/s/ Robert J. Brilon
Robert J. Brilon, President & Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer
(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc.; FPI Acquisition, Inc.; FinePoint Innovations, Inc.; and Stephen Caldwell (1)

3.1	Amended and Restated Articles of Incorporation as amended through May 25, 2005

10.1.3	Addendum #3 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon

10.1.4	Addendum #4 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon

10.1.5	Addendum #5 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon

10.13	2005 Stock Award Plan (2)

10.14	FinePoint Innovations Convertible Promissory Note ($300,000), dated July 27, 2005, issued in favor of InPlay Technologies, Inc. (1)

10.15	Form of Credit Facility Note, dated July 27, 2005, issued by FinePoint Innovations in favor of InPlay Technologies, Inc. (1)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d – 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 8-K filed on August 3, 2005

(2)	Incorporated by reference to the registrant’s Form 8-K filed on May 25, 2005