Form 10QSB
period 2005-09-30
InPlay Technologies, Inc.
filed 2005-11-14
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
Duraswitch Industries, Inc.
(Former name)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of November 11, 2005 there were 10,182,284 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Information.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS (Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$1,922,625	$2,832,455
Restricted short-term investment	400,000	—
Accounts receivable	796,712	48,601
Inventory	753,772	217,083
Prepaid expenses and other current assets	124,916	83,470

Total current assets	3,998,025	3,181,609

PROPERTY AND EQUIPMENT — Net	384,125	198,589
GOODWILL	1,113,892	443,874
PATENTS — Net (Note 4)	1,590,701	777,013
OTHER ASSETS	56,394	66,297

TOTAL ASSETS	$7,143,137	$4,667,382

LIABILITIES AND STOCKHOLDERS’ EQUITY (Note 2)
CURRENT LIABILITIES:
Accounts payable	$875,497	$59,674
Accrued salaries and benefits	313,698	187,289
Other accrued expenses and other current liabilities	298,321	242,045
Deferred licensing revenue — Delphi (Notes 3 and 11)	409,380	409,380
Deferred licensing revenue — other (Note 3)	87,984	75,874
Current portion notes payable and capital leases (Note 5)	422,930	—

Total current liabilities	2,407,810	974,262

LONG-TERM LIABILITIES:
Capital leases (Note 5)	4,964	—
Other non-current liabilities	13,222	18,486
Deferred licensing revenue — Delphi (Notes 3 and 11)	238,805	546,257

Total long-term liabilities	256,991	564,743

Total liabilities	2,664,801	1,539,005

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2005 and 2004, 10,182,284 and 9,614,673 shares issued and outstanding in 2005 and 2004, respectively	10,182	9,615
Additional paid-in capital	28,210,680	27,410,916
Accumulated deficit	(23,742,526)	(24,292,154)

Total stockholders’ equity	4,478,336	3,128,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,143,137	$4,667,382

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUE:
Duraswitch:
Related party — Delphi (Notes 3 and 11)	$102,345	$102,345	$2,306,933	$1,305,633
Non-related parties	142,443	97,068	381,048	253,040
FinePoint	574,384	—	574,384	—

Total net revenue	819,172	199,413	3,262,365	1,558,673

COST OF GOODS SOLD:
Duraswitch	73,224	49,996	182,078	137,780
FinePoint	463,559	—	463,559	—

Total cost of goods sold	536,783	49,996	645,637	137,780

Gross profit	282,389	149,417	2,616,728	1,420,893

OPERATING EXPENSES:
Selling, general and administrative	541,284	425,862	1,707,199	1,439,736
Research, development and commerical application engineering	168,838	110,113	404,608	357,601

Total operating expenses	710,122	535,975	2,111,807	1,797,337

INCOME (LOSS) FROM OPERATIONS	(427,733)	(386,558)	504,921	(376,444)

OTHER INCOME — Net	16,943	11,511	44,707	28,056

NET INCOME (LOSS)	$(410,790)	$(375,047)	$549,628	$(348,388)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.04)	$(0.04)	$0.06	$(0.04)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.04)	$(0.04)	$0.06	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	9,799,764	9,610,608	9,677,048	9,600,379

DILUTED	9,799,764	9,610,608	9,739,334	9,600,379

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$549,628	$(348,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	156,551	162,923
Gain on disposal of equipment	—	(16,253)
Changes in operating assets and liabilities:
Accounts receivable	(683,624)	985
Inventory	(54,206)	(55,185)
Prepaid expenses and other current assets	(18,364)	9,756
Other assets	—	(1,224)
Accounts payable	394,904	(17,139)
Accrued salaries and benefits	78,278	47,879
Other accrued expenses and other current liabilities	69,709	(58,816)
Other non-current liabilities	(5,264)	(6,613)
Deferred licensing revenue	(339,922)	(283,390)

Net cash provided by (used in) operating activities	147,690	(565,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of obligation to Active Recognition Technologies, Inc.	(110,000)	(270,000)
Increase in patents	(29,226)	(28,044)
Proceeds from sale of equipment	—	17,549
Funding of FinePoint Innovations, Inc. acquisition, net of cash acquired	(506,522)	—
Purchase of restricted short-term investment	(400,000)	—
Purchases of property and equipment	(7,971)	(24,104)

Net cash used in investing activities	(1,053,719)	(304,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	—	23,750
Principal payments on capital leases and notes payable	(3,801)	(6,644)

Net cash (used in) provided by financing activities	(3,801)	17,106

DECREASE IN CASH AND CASH EQUIVALENTS	(909,830)	(852,958)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,832,455	4,256,978

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,922,625	$3,404,020

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Fair value of FinePoint Innovations, Inc. assets acquired	$2,348,745
Less consideration given:
Cash advances converted into FinePoint Innovations, Inc. equity	161,937
Cash paid at closing in settlement of certain assumed liabilities, net of cash acquired	309,761
Acquisition costs	95,157
Unregistered common stock issued	800,331

Liabilities assumed, net of payments	$981,559

Cash paid for interest	$484	$103

Sale of assets held for sale in exchange for note receivable and prepaid testing services	$—	$13,950

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. ACQUISITION OF FINEPOINT INNOVATIONS, INC.
     On September 1, 2005, the Company acquired all of the outstanding common shares of privately held FinePoint Innovations, Inc. (“FinePoint”) a developer of patented digital computing pen solutions for tablet PCs and computer peripherals. The results of FinePoint’s operations have been included in the consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Company’s portfolio of proprietary technologies.
     The aggregate purchase price was $1,367,186, including 567,611 shares of unregistered common stock valued at $800,331, $161,937 cash advance converted into FinePoint equity, $309,761 of cash paid at closing to settle certain assumed liabilities and $95,157 of acquisition costs. The value of the unregistered common stock issued was determined based on the average market price of the Company’s common shares over the period beginning two days before the terms of the acquisition were agreed to and ending two days after the announcement of the agreement.
     If FinePoint achieves at least $3.2 million of accumulated earnings before interest and taxes (“EBIT”) through December 31, 2007, former FinePoint shareholders will be entitled to receive an earn-out payment and the purchase price will be modified. If the Company’s average stock price for the ten trading days before December 31, 2007 (“Stock Price”) is less than or equal to $5.00 per share, the maximum value of the earn-out consideration is $946,000 upon FinePoint’s achievement of $4.0 million or more EBIT. The earn-out payment is payable first in up to 360,000 shares of the Company’s unregistered common stock and the balance is payable in cash. If the Company’s Stock Price is greater than $5.00, the maximum earn-out consideration is $1,419,000 of unregistered common stock and no cash upon the achievement of $4.0 million or more EBIT. The earn-out payment will be pro-rated based on the amount of EBIT achieved. If EBIT is $3.2 million, the earn-out payment will be 80% of the maximum. If EBIT is $4.0 million, or more, the earn-out payment will be 100% of the maximum.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of the purchase price was based, in part, upon a preliminary valuation of intangible assets and our estimates and assumptions. Our allocations are subject to change.

FinePoint Innovations
At September 1, 2005
Current assets	$569,114
Property, plant and equipment	271,005
Patents	830,000
Goodwill	670,018
Other non current assets	8,608

Total assets acquired	2,348,745

Current liabilities	975,876
Long-term portion of capital lease	5,683

Total liabilities assumed	981,559

Net assets acquired	$1,367,186

     Of the $840,000 of intangible assets acquired which are subject to amortization, $830,000 was assigned to patents which have an estimated useful life of approximately eight years and $10,000 was assigned to the order backlog which has an estimated useful life of six months. The $670,018 of goodwill was assigned to the FinePoint segment.
     The accompanying consolidated pro forma information gives effect to the FinePoint acquisition as if it had occurred on January 1, 2005 and its results of operations were included in the three and nine months ended September 30, 2005 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of FinePoint been completed on January 1, 2005.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Revenue	$899,857	$3,530,532

Net income (loss)	(680,977)	883

Income (loss) per share, basic and diluted	$(0.07)	$0.00

3. DEFERRED LICENSING REVENUE
     In April 2000, the Company entered into a license agreement with Delphi Corporation (“Delphi”), that gave Delphi the exclusive right to utilize and manufacture the Company’s patented switch technologies for the automotive industry. In connection with the license agreement, the Company also issued a warrant to Delphi to purchase 225,000 shares of common stock at $7.00 per share and a short-term option to purchase 1,651,846 shares of unregistered common stock at $7.00 per share. In exchange, Delphi paid the Company a non-refundable payment of $4 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement was seven years. The agreement also required Delphi to make minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. As a result of Delphi’s bankruptcy, the license agreement has been cancelled and there is no assurance that any of the remaining $9 million will be received through the bankruptcy process. See Note 11.
     The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The remaining value of the non-refundable payment, totaling $2,865,662, was recorded as deferred licensing revenue and was being amortized over the initial seven-year term of the exclusive license agreement. See Note 11.
4. PATENTS
     Amortization expense for patents was $21,208 and $12,115 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense for patents was $45,538 and $35,614 for the nine months ended September 30, 2005 and 2004, respectively. The estimated amortization expense for existing patents is $155,000 for each of the next five years. See Note 2.
     The gross carrying amount and accumulated amortization of patents are as follows:

	September 30, 2005	December 31, 2004
Patents	$1,869,897	$1,010,671
Accumulated amortization	(279,196)	(233,658)

Patents – net	$1,590,701	$777,013

5. NOTES PAYABLE AND CAPITAL LEASES
     Notes payable consisted of the following at September 30, 2005:

September 30, 2005
Note payable to individual, interest at 12% per annum, paid in full on October 3, 2005	$250,000
Note payable to former shareholder of FinePoint, interest at 5% per annum, due January 20, 2006	112,484
Note payable to former shareholder of FinePoint, interest at 8% per annum, due on a quarterly basis from FinePoint cash flow, but no later than August 2009	45,265
Note payable to bank, interest at 7.5% per annum, due January 2006	6,024

Total	413,773
Less current portion	413,773

Long-term notes payable	$—

     The Company has property and equipment with a gross value of $11,678 and a net book value of $11,332 under a capital lease. The amortization of fixed assets acquired with capital leases is included in depreciation expense. At September 30, 2005, the present values of future minimum capital lease payments are as follows:

2005	$3,512
2006	10,536
2007	878

Total	14,926
Less interest at 7.5%	805

Present value of minimum capital lease obligations	14,121
Less current portion of capital lease obligations	9,157

Long-term portion of capital lease obligations	$4,964

6. STOCK-BASED COMPENSATION
     At September 30, 2005, the Company had four stock-based employee compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has chosen to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.7 percent and 3.1 percent in 2005 and 2004, respectively, an expected life of three years, an expected volatility rate of 82 percent and 81 percent for options granted in 2005 and 2004, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(410,790)	$(375,047)	$549,628	$(348,388)
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(5,006)	—	(156,604)	(67,631)

Pro forma net income (loss)	$(415,796)	$(375,047)	$393,024	$(416,019)

Income (loss) per share:
Basic, as reported	$(0.04)	$(0.04)	$0.06	$(0.04)

Basic, pro forma	$(0.04)	$(0.04)	$0.04	$(0.04)

Diluted, as reported	$(0.04)	$(0.04)	$0.06	$(0.04)

Diluted, pro forma	$(0.04)	$(0.04)	$0.04	$(0.04)

     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) requires that the cost of share-based payments be recognized as expense in the financial statements based on the fair value of the equity or liability instruments used. Currently, the Company is required to disclose the effect on earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company is required to adopt the statement effective January 1, 2006. The Company has not yet determined what impact the adoption of SFAS No. 123(R) will have on the financial statements of the Company. The Company currently has no outstanding options that vest after January 1, 2006.
7. INCOME TAXES
     The Company has net operating loss carryforwards for federal income tax purposes of $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire 2005 through 2009. The Company has fully provided a valuation allowance against its deferred tax asset.
8. INCOME (LOSS) PER COMMON SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the combined weighted average number of shares and share equivalents outstanding, which, in periods with net income, includes the assumed exercise of options computed using the treasury stock method. For the nine months ended September 30, 2005, 720,456 shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.
9. LINES OF BUSINESS
     As of September 30, 2005 the Company has two reportable segments: Duraswitch and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its digital computing pen technology to computer manufacturers. The Company acquired the FinePoint segment on September 1, 2005 and therefore reflects FinePoint’s operating results beginning that date. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and footnotes included in the Company’s 2004 annual report on Form 10-KSB.

	Three months ended September 30, 2005				Nine months ended September 30, 2005
	Duraswitch	FinePoint	Corporate	Total	Duraswitch	FinePoint	Corporate	Total
Revenues	$244,788	$574,384	$—	$819,172	$2,687,981	$574,384	$—	$3,262,365
Cost of goods sold	73,224	463,559	—	536,783	182,078	463,559	—	645,637

Gross profit	171,564	110,825		282,389	2,505,903	110,825		2,616,728

Selling, general and administrative	136,010	71,633	333,641	541,284	520,639	71,633	1,114,927	1,707,199
Research, development and application engineering	96,176	72,662	—	168,838	331,946	72,662	—	404,608

Operating income (loss)	$(60,622)	$(33,470)	$(333,641)	$(427,733)	$1,653,318	$(33,470)	$(1,114,927)	$504,921

		September 30, 2005				December 31, 2004
	Duraswitch	FinePoint	Corporate	Total	Duraswitch	FinePoint	Corporate	Total
Goodwill	$443,874	$670,018	$—	$1,113,892	$443,874	$—	$—	$443,874

Total assets	$1,665,620	$2,559,876	$2,917,641	$7,143,137	$1,761,838	$—	$2,905,544	$4,667,382

10. COMMITMENTS
     The Company has a management service agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Company-patented Duraswitch technology component switches or integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the Duraswitch patented technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the switch technologies. Management services fees expensed under this agreement for the three month periods ended September 30, 2005 and 2004 were $1,294 and $608 respectively, and for the nine month periods ended September 30, 2005 and 2004 were $24,951 and $13,202 respectively.
     If FinePoint achieves at least $3.2 million of accumulated earnings before interest and taxes (“EBIT”) through December 31, 2007, FinePoint shareholders will be entitled to receive an earn-out payment and the purchase price will be modified. The earn-out consideration can range between $756,800 and $1,419,000 of unregistered common stock and cash depending on the Company’s stock price and EBIT. The earn-out payment is payable first in up to 360,000 shares of the Company’s unregistered common stock and the balance is payable in cash.
     In connection with the Company’s acquisition of FinePoint, the Company secured a six-month, $400,000, standby letter of credit (“LOC”) related to the contract manufacturing of FinePoint’s products. The Company was required to pledge a certificate of deposit in the amount of $400,000 as collateral for the LOC. In the event that the Company does not pay the invoices for the production of the FinePoint products on the agreed upon terms of net 30, the vendor may draw upon the LOC. As of September 30, 2005, no amounts have been drawn against the LOC.
11. SUBSEQUENT EVENT
     On October 8, 2005 Delphi filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 2005, the bankruptcy court accepted a revised order agreeing to the cancellation of the license agreement effective October 17, 2005. Due to the cancellation of the license agreement, the September 30, 2005, $648,185 balance of deferred revenue related to the agreement, will be recorded as revenue in the fourth quarter of 2005. The Company currently intends to pursue damages for cancellation of the license agreement. The ultimate outcome of the Company’s claims in bankruptcy court can not be determined at this time. Bankruptcy law allows for a 90 day look back, from filing date, at cash payments for preferential treatment. The $2 million payment to the Company was within this time period. The Company believes that the payment will not have to be returned as it was made in the ordinary course of business and was made according to the terms of the licensing agreement. As a result of the termination of the Delphi agreement, goodwill impairment may have occurred in the Duraswitch reporting unit. An analysis will be performed in the fourth quarter of 2005.
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
     Revenue Recognition. Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold.

In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the case of the Delphi minimum royalty payments, we recognized revenue as it was earned on June 30 of each applicable year.
     Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred licensing revenue. This deferred revenue is recognized as revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee directly manufactures our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment is nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue was being amortized over the initial seven-year term of the agreement. (See Notes 3 and 11 of our Notes to Unaudited Consolidated Financial Statements.)
     Our FinePoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when title passes based on shipping terms.
     Inventory Valuation. Our inventory is primarily comprised of raw materials that are used in the manufacture of digital pens and digitizers and licensed components. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.
     Impairment or Disposal of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and the goodwill associated with the recent acquisition of FinePoint Innovations, Inc. and the 1998 acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.
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
     We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in December 2004 and found no impairment in its existing goodwill balances.
Results of Operations
     Net Revenue. The following table summarizes our net revenue:

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Increase	Increase %	2005	2004	Increase	Increase %
Duraswitch	$244,788	$199,413	$45,375	23%	$2,687,981	$1,558,673	$1,129,308	72%
FinePoint	574,384	—	574,384	—	574,384	—	574,384	—

Total Net Revenue	$819,172	$199,413	$619,759	311%	$3,262,365	$1,558,673	$1,703,692	109%

     The increase for the three-month period is primarily due to the September 1, 2005 acquisition of FinePoint. The increase for the nine-month period is primarily due to the minimum royalty payment related to our Delphi license agreement and the acquisition of FinePoint. Our license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. On October 8, 2005, Delphi filed for Chapter 11 bankruptcy protection. On October 27, 2005 the bankruptcy court cancelled the Delphi license agreement, effective October 17. At September 30, 2005 there was $648,185 of deferred revenue related to the Delphi license agreement. The entire amount will be recognized as revenue in the fourth quarter of 2005 as the license agreement was terminated.
     Net Duraswitch Revenue. For the three months ended September 30, 2005 and 2004, recognition of revenue from the Delphi license agreement generated $102,345 of Duraswitch licensing revenue representing 42% and 51% of Duraswitch licensing revenue, respectively. For the nine months ended September 30, 2005 and 2004 recognition of revenue from the Delphi license agreement generated $2,306,933 and $1,305,633 of Duraswitch licensing revenue representing 86% and 84% of Duraswitch licensing revenue, respectively.
     We anticipate that Duraswitch licensing revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it depends on production orders being issued to our licensees for products utilizing our technologies. The timing of the purchase orders depends on economic conditions as well as market acceptance of products that incorporate our technologies. The amount of licensing revenue for any period is not necessarily indicative of results for any future period.
     Net FinePoint Revenue. Revenue related to one customer was $552,776 for the three and nine month periods and represented 96% of net FinePoint revenue. We have received purchase orders from this customer for a total of $3.7 million to date. We anticipate that the majority of the current purchase orders will be shipped before the end of the year.
     Cost of Goods Sold. The following table summarizes our cost of goods sold (COGS):

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Increase	Increase %	2005	2004	Increase	Increase %
Duraswitch	$73,224	$49,996	$23,228	46%	$182,078	$137,780	$44,298	32%
FinePoint	463,559	—	463,559	—	463,559	—	463,559	—

Total COGS	$536,783	$49,996	$486,787	974%	$645,637	$137,780	$507,857	369%

     The increases for the three and nine month period were primarily the result of FinePoint’s sale of digital pens and digitizers. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and digitizers, sales of licensed components, royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us, recognition of minimum royalty commitments and the recognition of deferred revenue from our licensing agreement with Delphi.
     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed components and other switch materials which are sold to licensees. The increases for the three and nine months are primarily related to increased sales of materials sold to licensees to be used in the manufacture of rotary switches.
     FinePoint COGS. FinePoint COGS relates to the production of FinePoint’s digital computing pens and digitizers. We anticipate that FinePoint COGS will increase as FinePoint revenue increases. We anticipate that FinePoint COGS as a percentage of FinePoint Revenue will decrease as the manufacturing process matures.
     Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Increase	Increase %	2005	2004	Increase	Increase %
Duraswitch	$136,010	$121,026	$14,984	12%	$520,639	$409,864	$110,775	27%
FinePoint	71,633	—	71,633	—	71,633	—	71,633	—
Corporate	333,641	304,836	28,805	9%	1,114,927	1,029,872	85,055	8%

Total SG&A	$541,284	$425,862	$115,422	27%	$1,707,199	$1,439,736	$267,463	19%

     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The increase in the nine-month period is primarily due to increased commissions and fees related to the recognition of the Delphi minimum royalty revenue.
     FinePoint SG&A. FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs.
     Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs. The increases for the three and nine month periods were primarily related to additional director fees to compensate our Board of Directors at a level more commensurate with their time spent and industry standards.
     Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

		Three months ended September 30				Nine months ended September 30
			Increase	Increase			Increase	Increase
	2005	2004	(Decrease)	(Decrease) %	2005	2004	(Decrease)	(Decrease) %
Duraswitch	$96,176	$110,113	$(13,937)	(13%)	$331,946	$357,601	$(25,655)	(7%)
FinePoint	72,662	—	72,662	—	72,662	—	72,662	—

Total R&D	$168,838	$110,113	$58,725	53%	$404,608	$357,601	$47,007	13%

     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies. The decrease for the three and nine month periods primarily relates to an open engineering position.
     FinePoint R&D. FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies .
     Income (Loss) from Operations. Loss from operations was $427,733 for the three months ended September 30, 2005, compared to loss from operations of $386,558 for the three months ended September 30, 2004, an increased loss of $41,175. Income from operations was $504,921 for the nine months ended September 30, 2005, compared to loss from operations of $376,444 for the nine months ended September 30, 2004, an improvement of $881,365.
     Other Income — Net. Other income — net was $16,943 for the three months ended September 30, 2005, compared to $11,511 for the three months ended September 30, 2004. Other income — net was $44,707 for the nine months ended September 30, 2005, compared to $28,056 for the nine months ended September 30, 2004. The increase for both periods was due to increased interest income as a result of higher interest rates.
     Net Income (Loss). Net loss was $410,790 for the three months ended September 30, 2005 compared to net loss of $375,047 for the three months ended September 30, 2004. Net income was $549,628 for the nine months ended September 30, 2005 compared to net loss of $348,388 for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     We had cash and cash equivalents of $1,922,625 on September 30, 2005. Additionally, we had a $400,000 restricted short-term certificate of deposit which was pledged as collateral for a standby letter of credit.
     Net cash provided by operating activities was $147,690 for the nine months ended September 30, 2005. Cash provided by operating activities consisted primarily of cash received from Delphi related to their minimum royalty payments and was reduced by cash paid for operating expenses.
     Net cash used in investing activities was $1,053,719 for the nine months ended September 30, 2005. The net cash used in investing activities was primarily due to cash paid at closing to settle liabilities assumed in our acquisition of FinePoint and to our 2004 agreement to fund Active Recognition Technologies Inc. in the first quarter of 2005.
     Net cash used in financing activities was $3,801 for the nine months ended September 30, 2005. On October 3, 2005 we paid $250,000 to repay a note which was assumed in the FinePoint acquisition.

     Our license agreement with Delphi required Delphi to pay us minimum royalty payments, beginning July 2004, totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. Subsequent payments were due as follows: $3 million in July 2006; and $6 million in July 2007. On October 8, 2005, Delphi filed for reorganization under Chapter 11. On October 27, 2005, the bankruptcy court accepted a revised order agreeing to the cancellation of the license agreement effective October 17, 2005. We currently intend to pursue damages for cancellation of the license agreement. The ultimate outcome of our claims in bankruptcy court can not be determined at this time. Bankruptcy laws allow for a 90 day look back, from filing date, at cash payments for preferential treatment. The $2 million payment to us was within this time period. We believe that the payment will not have to be returned as it was made in the ordinary course of business and was made according to the terms of the licensing agreement.
     On September 1, 2005, we acquired all of the outstanding common shares of privately held FinePoint, a developer of patented digital computing pen solutions for tablet PCs and peripherals. The results of FinePoint’s operations have been included in the consolidated financial statements since that date.
     The aggregate purchase price was $1,367,186, including 567,611 shares of unregistered common stock valued at $800,331, $161,937 cash advance converted into FinePoint equity, $309,761 of cash paid at closing to settle assumed liabilities and $95,157 of acquisition costs. The value of the unregistered common stock issued was determined based on the average market price of the our common shares over the period beginning two days before the terms of the acquisition were agreed to and ending two days after the announcement of the agreement.
     In connection with our acquisition of FinePoint, we obtained a six-month $400,000 standby letter of credit related to the contract manufacturing of FinePoint’s products. We were required to pledge a certificate of deposit in the amount of $400,000 as collateral for the standby letter of credit. In the event that we do not pay the invoices for the production of the FinePoint products on the agreed upon terms of net 30, the vendor may draw upon the LOC. As of September 30, 2005, no amounts have been drawn against the LOC.
     We have net operating loss carryforwards for federal income tax purposes of $20.2 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $17.8 million which expire 2005 through 2009. We have provided a full valuation allowance against our deferred tax asset.
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
Item 3. Controls and Procedures.
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
     Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that in September 2005, the Company completed the purchase of FinePoint Innovations, Inc. The Company is in the process of integrating the FinePoint operations. See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.
     We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II OTHER INFORMATION
Item 6. Exhibits.

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc.; FPI Acquisition, Inc.; FinePoint Innovations, Inc.; and Stephen Caldwell (1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc.; FPI Acquisition, Inc.; FinePoint Innovations, Inc.; and Stephen Caldwell (2)

3.1	Amended and Restated Articles of Incorporation as amended through May 25, 2005 (3)

10.1	Employment Agreement, dated as of October 1, 2005, between InPlay Technologies, Inc. and Robert J. Brilon (4)

10.13	2005 Stock Award Plan (5)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d — 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 8-K filed on August 3, 2005

(2)	Incorporated by reference to the registrant’s Form 8-K filed on September 8, 2005

(3)	Incorporated by reference to the registrant’s Form 10-QSB filed on August 5, 2005

(4)	Incorporated by reference to the registrant’s Form 8-K filed on September 30, 2005

(5)	Incorporated by reference to the registrant’s Form 8-K filed on May 25, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.
(Registrant)

Date: November 14, 2005	By:	/s/ Robert J. Brilon

Robert J. Brilon, President & Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc.; FPI Acquisition, Inc.; FinePoint Innovations, Inc.; and Stephen Caldwell (1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc.; FPI Acquisition, Inc.; FinePoint Innovations, Inc.; and Stephen Caldwell (2)

3.1	Amended and Restated Articles of Incorporation as amended through May 25, 2005 (3)

10.1	Employment Agreement, dated as of October 1, 2005, between InPlay Technologies, Inc. and Robert J. Brilon (4)

10.13	2005 Stock Award Plan (5)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d – 14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 8-K filed on August 3, 2005

(2)	Incorporated by reference to the registrant’s Form 8-K filed on September 8, 2005

(3)	Incorporated by reference to the registrant’s Form 10-QSB filed on August 5, 2005

(4)	Incorporated by reference to the registrant’s Form 8-K filed on September 30, 2005

(5)	Incorporated by reference to the registrant’s Form 8-K filed on May 25, 2005