Form 10KSB
period 2005-12-31
InPlay Technologies, Inc.
filed 2006-03-17
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
Commission File Number 001-15069

InPlay Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0308867
(State of Incorporation)	(I.R.S. Employer Identification No.)
234 South Extension Road
Mesa, Arizona 85210
(480) 586-3300
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐          No ☑
      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State issuer’s revenues for its most recent fiscal year: $6,455,544.
      The aggregate market value of common stock held by non-affiliates of the registrant (8,856,030 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Capital Market on March 14, 2006 was $26,568,090. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,481,512.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

INPLAY TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-KSB
Fiscal Year Ended December 31, 2005
Statements Regarding Forward-Looking Statements
      The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions, “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, and expenses for fiscal year 2006 and thereafter; statements regarding our licensees’ and customers’ ability to successfully market and manufacture products using our technologies; the potential for our patented technologies in key markets; our estimation of potential revenue from and timing of production using our technologies; our ability to successfully execute on our corporate goal of leveraging our business model with additional technologies; our ability to protect our intellectual property; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no liability to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A, “Risk Factors.”

PART I

Item 1.	Description of Business
Overview
      We develop patented, enabling technologies to market, sell and/or license. Our current technologies include the Duraswitch® electronic pushbutton, rotary and omni-directional switch technologies, and the FinePoint MagicPoint® computing pen technology.
      We maintain our executive offices at 234 South Extension Road, Suite 103, Mesa, Arizona 85210, and our telephone number is (480) 586-3300. Through our website at www.inplaytechnologies.com, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”). We also post on our website: the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Code of Conduct and Code of Ethics for the Chief Executive Officer and senior financial officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholders requesting a copy from our corporate secretary at our principal executive offices.
Strategy
      Our goal is to grow our revenues and profitability as a competitive marketer and licensor of proprietary emerging technologies that enable unique design and functionality solutions for relevant industries. In order to achieve this objective, we intend to aggressively promote the advantages of our current technologies to increase market awareness and attract additional licensees and customers. We expect to expand our portfolio of patented technologies through acquisitions or licenses from inventors or assignees as it makes economic sense.
      Our model requires proprietary technologies to succeed. Our first technology was our Duraswitch electronic switch technology that was developed internally and then licensed to switch manufacturers and original equipment manufacturers, or OEMs. Our licensing model employs a network of manufacturers, vendors, and technology alliances that sell to and manufacture products for OEMs. In some instances, we expect that some OEMs may also license technology directly for in-house production or for their suppliers. We believe this strategy provides an avenue to commercialize additional technologies and open new mutually beneficial relationships.
      We acquired FinePoint Innovations, Inc., a developer of digital computing pen technology, in September 2005. FinePoint has achieved initial commercial acceptance with purchase orders from a major computer OEM as well as several smaller customers. FinePoint’s computing pen and digitizer are produced through contract manufacturers, then provided to the original design manufacturer, or ODM, or OEM customer for integration into the final product. We have developed digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We believe that we can expand our market share by offering this new digital solution.
Duraswitch Electronic Switch Technologies
      We have developed, patented, and licensed innovative technologies utilizing a magnetic-based design for electronic switches. These technologies include pushbutton, rotary dials, and mouse/cursor/omni-directional controls that can be used in a wide range of applications. We believe our patented technologies provide innovative solutions to the electronic switch design challenges faced by OEMs, product designers, and component suppliers.
      We license to switch manufacturers and OEMs the right to produce and sell products using our technologies. We form strategic partnerships with suppliers of complementary products to further market awareness of our technologies and provide material sourcing for our licensees. By partnering with established manufacturers, we are expanding the use of our technologies by leveraging our licensees’ manufacturing capabilities and customer relationships. Our goal is to expand our licensee base and the number of applications using our technologies.
      Electronic Switch Industry Analysis. Electronic switches and Integrated Control Panels (“ICPs”), are used in a wide variety of consumer, industrial, and agricultural products, such as appliances, military equipment, airplanes, automobiles, security systems, temperature controls, point-of-sale systems, elevators, medical equipment, computers, gas pumps, beverage dispensers, gaming units, fitness equipment, consumer electronics, and commercial food preparation equipment.
      History of Electronic Switches. In the last hundred years, two basic switches have dominated the market: electro-mechanical and membrane. In its simplest form, an electronic switch controls the flow of electric current: press the switch to complete the circuit and the current flows to operate a microprocessor, which, in turn, performs the desired function. Electro-mechanical switches operate by pushing, turning, or sliding a button, knob, or lever to mechanically activate a series of movable parts that will close or complete a circuit within the switch itself. Although they offer excellent tactile feedback for the user, electro-mechanical switches are bulky and mechanically complex, and can be difficult to integrate into certain ICPs.
      Membrane switches consist of multiple, thin-film layers topped by an overlay with printed graphics or instructions to operate the device in which the switch is incorporated. A typical example of a membrane switch is found on most microwave oven control panels. Without tactile feedback, users may activate the switch multiple times, which could cause the opposite effect of what the user intended. To solve the feedback response problem, membrane switch manufacturers typically have offered a “beep” sound, light, or status icon on a display to inform the user when the switch has been activated. However, this solution increases the cost, complexity, and size of the product to which it is added, thus decreasing the advantages of a membrane switch over an electro-mechanical switch.
      The second option to overcome the feedback response problem is to incorporate a metal, rubber, or plastic dome as part of the membrane switch. When pressed by a user, the center of the dome will invert and contact the circuit on the membrane layer beneath it. Domed membrane switches are prone to failure due to material fatigue, are much less reliable than membrane switches without domes, and require inconsistent amounts of force to be activated. These limitations have frustrated users and increased the cost and design complexity, while decreasing the reliability, of the switch.
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
      Significantly Greater Durability and Reliability. Our technologies rely on a magnetic-based design with few moving parts and virtually no risk of stress, fatigue, or potential breaking points. By eliminating or reducing the mechanical complexity and precision required by traditional technologies, we believe switches made with our technologies are significantly more durable and reliable than traditional electro-mechanical and membrane switches. From January 1998 to January 2001, we tested one of our PushGate® pushbutton switches. It exceeded 500 million activations on an electronic counter. Additionally, multiple samples of new PushGate switch designs routinely successfully complete durability tests of between three and 50 million activations. We believe these test results support our belief in the reliability and durability of products manufactured using our PushGate technologies.
      Inherent Feedback Response. Membrane switches and some electro-mechanical switches require additional cues such as beeps, lights, or status icons to artificially provide feedback to the user, which increases the complexity and total cost of the switch. Our PushGate design consistently produces a distinctive “click” each time the user activates our switch and eliminates the costs associated with additional cues.
      Ease of Integration in Slim Profile, Environmentally Sealed Design. Because switches produced using our technologies use a thin, multiple layer design that incorporates a flexible circuit rather than bulky mechanical parts, they are easily integrated into flat panel/slim profile products currently desired by the market. This design also eliminates the need to breach the surface of the ICP, enabling our ICPs to be easily sealed, cleaned, disinfected, and protected from harsh environmental conditions.
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
      Increased Design Capabilities. Our technologies inherently enable various designs that are not easily achieved with traditional technologies. For example, our PushGate pushbutton switch can be designed for large or odd shaped buttons using one actuator, to withstand high impact, extreme temperature and altitude, and for dual output and normally closed designs.
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
      Increase Market Awareness of Our Patented Technological Advantages. We plan to aggressively promote our patented technologies and design expertise to achieve widespread market awareness of our technologies’ advantages. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch-purchasing market. These efforts will include increasing exposure in trade magazines, increasing traffic to our website, participating actively in vendor-sponsored seminars for design engineers, and aggressively promoting our technologies in the trade media. We believe that promoting our success and our licensees’ successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our technologies and their unique competitive advantages.
      License Switch Manufacturers and OEMs. We plan to continue to offer to license our technologies to switch manufacturers, turnkey manufacturers, and OEMs as a product extension and a market differentiation. We intend to target manufacturers in countries where we currently have little or no representation, as well as manufacturers and OEMs who directly manufacture for, or have key customers in, our target markets. When targeting OEMs, we offer to license directly, license preferred manufacturers, or provide information on currently licensed manufacturers. We believe this flexible approach and the simplified requirement of our license agreements, whereby a non-exclusive licensee pays us per-switch royalties for use of our technologies, reduces barriers common to traditional licensing models that often require significant up-front fees to gain access and charge royalties on a percentage-of-sales basis.
      Provide Training, Design Engineering, and Marketing Support. We plan to provide engineering and sales training at our licensees’ facilities, quarterly sales training in various locations across North America and Europe as well as webcast training on engineering updates and sales strategies for our technologies. We believe we add value to our licensees’ efforts by offering design reviews for new projects and by offering direct access to online design manuals. We will continue to expand our lead generation efforts to drive potential business to our licensees through e-mail and direct marketing campaigns. We plan to continue to enhance communications of our technology updates and sales techniques in order to support our licensees.
      Target Key Industries with Potential for High-Volume Applications. We intend to continue to market the advantages of our patented technologies to key high-volume markets, including appliance, medical, and industrial controls. We believe that we have developed the technologies that meet the needs of these industries and can educate OEMs on the benefits of utilizing our technologies in future designs. In marketing directly to OEMs, we plan to be a source for design ideas by educating engineers on the benefits our technologies offer.

We promote the solutions our technologies have provided for similar industries. We will also support our licensees’ sales efforts through sales calls and engineering support.
Duraswitch Electronic Switch Technologies
      We have a number of switch applications based on our patented magnetic-based technologies. We have licensed the PushGate®, thiNcoder® and MagnaMousetm to our licensees. Our non-exclusive licensees typically pay royalties of $0.08 per PushGate ($0.10 including the licensed component charge), between $0.25 and $0.75 per thiNcoder, and between $0.25 and $0.75 per MagnaMouse, depending on volume. Licensees are charged separately for any licensed components they purchase from us. Current prices for licensed components range from $0.02 per PushGate to $1.75 per thiNcoder subassembly. Fees for additional technologies will be determined upon release.
      The Duraswitch PushGate®. A flat panel Duraswitch PushGate switch consists of up to five bonded micro-thin layers of material, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as the “on,” “defrost,” and “cook” buttons on a microwave oven. Below the top layer is a thin, flexible layer of permanent magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small, raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit or printed circuit board is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the printed circuit. When the button is released, the magnet pulls the disc away from the switch contacts into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.
      The PushGate can be designed, as described above, in a flat panel construction using a graphical overlay, or used as switching mechanism under a custom keycap or housing.
      We have introduced a number of enhancements to our core PushGate technology including:

•	PushGate Island construction which reduces the number of material layers and allows for the switching element of the PushGate to be fabricated as a freestanding subassembly that can be easily inserted into a foam layer, thereby simplifying the manufacturing process and reduces cost;

•	Unique constructions that provide distinct advantages in certain applications including the Large-Key PushGate, High-Impact PushGate, Tact Switch, Extreme Temperature/ Altitude PushGate, Peel-and-Place PushGate, and Normally Closed-Normally Open design incorporating PushGate technology.
      The Duraswitch thiNcoder®. The Duraswitch thiNcoder resembles a typical volume control knob on a car radio or a selector knob on a washing machine, except that unlike an electro-mechanical rotary switch, our switch is integrated on a flex-circuit. The entire assembly can be less than 1/10th of an inch thick below the overlay. The Duraswitch thiNcoder consists of a rotary knob containing embedded magnets all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small gold-plated balls. Between the magnets and the gold-plated balls are printed electronic circuits, which are activated through contact with the gold-plated balls. When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user’s instructions to the device. The design of the Duraswitch thiNcoder also allows for a tactile feedback response to the user, such that the user can feel each “click” as the knob is turned. The thiNcoder has been used for medical devices, agricultural equipment, and industrial controls. The thiNcoder can also be designed as a 5-bit encoder for applications that require a large number of selector positions such as an appliance.
      The Duraswitch MagnaMousetm. The Duraswitch MagnaMouse is an omni-directional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the switch surface or any custom designed key cap closes the contact and actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse allows for the integration of cursor control devices into ultra-thin, durable control panels, as well as a highly reliable actuator under joystick controls.

      The Duraswitch PushFlex. The Duraswitch PushFlex technology combines a commonly available magnet sheet and a magnetically receptive actuating layer to create a unique switch construction. The actuating layer is a slotted flat configuration that aligns to holes cut in the magnetic layer. Together, these layers form a web of switches. PushFlex offers an alternative to both domes and conductive rubber keypads. The web configuration eliminates the need for individual placement of domes, keeping assembly costs down. The entire tooling, sourcing, and molding process for conductive rubber keypads is eliminated. Because PushFlex offers a compelling cost-per-key value proposition, development of the technology has been aimed at applications using numerous pushbuttons like a typical keyboard.
Customers
      Our success depends in part on our licensees’ ability to incorporate our technologies into OEM’s designs and products in key industry segments. As a result, we have licensed various custom and turnkey switch manufacturers to produce switches for devices in a wide variety of industries. Some of the key industries in which our licensees operate include the following: elevator, beverage dispensing, energy management, test and measurement, medical, point-of-sale, appliance, vending machine, gaming, recreational marine, industrial automation, health and fitness, restaurant equipment, gas pump, mass transit, computer, lighting and sound, aerospace, and industrial controls.
      In April 2000, we entered into an agreement whereby we received $4 million from Delphi Automotive Systems LLC in exchange for: (a) Delphi’s exclusive right to utilize and manufacture our patented switch technologies for the automotive industry; (b) a warrant to purchase 225,000 shares of our common stock at $7 per share; and (c) an option to purchase approximately 1.65 million shares of our stock at $7 per share. The license agreement with Delphi generated licensing revenue of $2,955,118 or 86% of licensing revenue, $1,407,978, or 80% of licensing revenue, and $409,753, or 54% of licensing revenue, in 2005, 2004 and 2003, respectively. In 2005, licensing revenue from Delphi resulted from the $2 million dollar minimum royalty payment and the recognition of the remaining deferred revenue. In 2004, licensing revenue from Delphi primarily resulted from the recognition of the first minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000. In 2003, licensing revenue from Delphi primarily resulted from the recognition of deferred licensing revenue. On October 8, 2005, Delphi filed for Chapter 11 bankruptcy protection. On October 27, 2005, the bankruptcy court approved the termination of the Delphi license agreement, effective October 17, 2005.
Competition
      We believe that the primary competitors for our licensed electronic switch technologies are manufacturers of electro-mechanical and dome membrane switches. Many of these manufacturers have established products, broad brand and name recognition, and significantly greater resources than we do. Our strategy has not been to compete directly with these manufacturers, but to offer to license them our switch technologies. If these manufacturers, as licensees, incorporate our technology into their switches, we will have converted our competitors into business partners and Duraswitch technology advocates.
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
FinePoint MagicPoint® Computing Pen Technology
      Our goal is to be the market leader in technology development and commercialization of innovative pen computing products. In order to achieve this objective, we have continued to improve our pen input technology by optimizing size, weight, power consumption, and costs, while reducing product development cycles and providing our customers various customizable solutions. We have developed digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We are marketing this new technology to computer OEMs and expect to expand our market share by offering enhanced product capability, customer responsive service and a roadmap for future innovation using our technology.
      Our FinePoint Innovations division designs, develops and commercializes innovative pen-input solutions for builders of tablet personal computers, computer peripheral products, point-of-sale terminals, and kiosks. We provide pen and digitizer assemblies to OEM customers mostly through contract manufacturers with limited production at the FinePoint office.
      FinePoint was formed in 2000 through the purchase of all necessary business assets from Mutoh America, including intellectual property and patents, to design and build pen input products and technology for new customers and customers formerly associated with Mutoh America. We acquired FinePoint in September 2005.
      We work with contract manufacturers to manufacture our pen and digitizer product. The assembly is then sold to the ODM or OEM customer for integration into the final product.
      Computing Pen and Digitizer Industry Analysis. Computing pens and digitizers are used to transform human input into a digital signal that a computer or portable device can process. Products that use digitizer input include tablet or convertible PCs, personal digital assistants, or PDAs, point-of-sale devices, kiosks and various computer peripherals.
      History of Digitizer Technology. Digitizer technology has been around for many years and continues to evolve to meet the increasing demands for higher resolution, higher accuracy and lower power consumption.
      There are two basic types of digitizer technology used today: active digitizers and passive digitizers. Both active and passive digitizers use similar components to digitize data:

•	A pen, stylus or human finger to generate input data

•	A sensor device to generate x, y analog coordinates from the input data

•	A micro controller to convert the x, y coordinates into digital data

•	Driver software
      Passive technology is used in PDAs and many vertical tablet applications today. The term resistive is used synonymously with the term passive in these applications. In a resistive digitizer all of the electronic components are contained on or beneath the surface of the contacted surface. The input device contains no electronics and can be any hard object (typically a stylus), to create the data to be input.
      In a resistive digitizer, a voltage is applied to the top sheet. As the user touches the screen, the top sheet compresses the spacer dots so that the top and bottom layers are in contact. Upon contact, current flows to the four corners in proportion to the distance from the edge. The x & y position of the stylus is then calculated by the controller based on the changes in the current flows and digital coordinates are generated.
      Other passive digitizing technologies used primarily in non-portable touch screen applications include capacitive, near-field imaging, acoustic wave, and infrared technology.
      Electromagnetic or active digitizers utilize an input device (e.g., a pen) which contains some electronics external to the touched surface of the digitizing device. An active digitizer uses electromagnetic technology to transmit information about the pen’s location, via the pen, to the sensor grid located behind the liquid-crystal display. The controller’s chipset uses this information to create digital data, including ASCII data packages, which are used by the host computer. Active digitizer technology is the technology of choice for applications in which higher resolution, higher accuracy and the ability to hover, also called mouse-over or rollover, is required.
      There are two types of active digitizers available on the market today. One uses a self-powered pen (battery in pen) and one uses a grid-powered pen (no battery in the pen). Self-powered pens favor high performance, low power applications. Grid-powered pens are favored by small pen size or desktop applications where power is less of a concern.

FinePoint Technologies Competitive Advantages
      FinePoint management has a long history in the computing pen industry and has provided analog pen and digitizer assemblies to OEM customers including HP, Fujitsu, IBM, Itronix, Walkabout Computers and Symbol Technologies. We recently introduced our digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We believe that our digital solution offers competitive advantages including:

•	Better Accuracy. Analog communications assign a specific frequency band to each function and measure the frequency to determine what information is being transmitted from the pen. Thus, added features in an analog system will reach a limit, or bandwidth limitation. Increasing the operational bandwidth will result in a noisier system which reports position information with less fidelity. For the user, this means lower accuracy and increased jitter. Digital communication is not limited by bandwidth, thus improving the position signal fidelity (better accuracy and less jitter). We believe our digital system offers the user a true pen-and-paper experience.

•	Lower Cost. With our digital technology, adding features does not require additional tuning or increase the cost of production.

•	Increased Feature-Enhancement Capability. Our digital technology inherently offers increased feature-enhancement capability that is not easily achieved with analog technology. For example, our MagicPoint pen can be configured for eraser, lasso, brush, air brush, calligraphy and highlighting capability. The technology also allows for unique pen IDs, enables the pen to act as a security key, or to store files in the pen and move to another device.
FinePoint Strategies
      Maintain and Further Our Patented Technologies’ Competitive Advantages. We intend to maintain and further our computing pen technologies’ competitive advantages in order to accomplish our goal of becoming the market leader in technology development and commercialization of innovative pen computing products. In order to achieve this objective, we have continued to improve our pen input technology by optimizing size, weight, power consumption, and costs, while reducing product development cycles.
      Expand Awareness of Our Technologies’ Advantages. We plan to promote our technologies to achieve widespread awareness of the advantages of our digital pen solution. We are focusing our sales and marketing efforts on computer OEMs that currently, or plan to, manufacture tablet PCs and convertible notebooks. These efforts include one-on-one meetings with key decision makers at the computer OEMs, leveraging relationships with technology alliances and vendors, exposure in trade magazines and attending trade shows.
      Leverage Customer Responsive Culture. We believe our customer responsive culture enables us to provide superior customer support and flexibility. Our technology inherently enables customization options at a lower cost and with easier implementation. Ease of customization enables our customers to differentiate their product in the marketplace.
FinePoint Digital Computing Pen Technology
      FinePoint’s MagicPoint system consists of a digitizer and digital writing pen. The pen is a cordless, active RF digital pen versus the earlier analog pen technology used with most computer-based systems. The digitizer is a complete assembly comprised of a sensor grid and integrated controller electronics with standard connectors. The controller is a 3-piece chip set, consisting of a pen signal receiver ASIC, programmable logic device and a pen system processor. The pen transmits a digital signal to the digitizer which is then processed by the system.
      The MagicPoint 800 (MP800) system includes a digitizer and self-powered pen. The pen is powered by a 5-year battery. The self-powered pen transmits a very small constant and continuous electromagnetic signal. This signal is captured by the digitizer which is positioned behind the display of the tablet PC or video monitor to determine pen position. The pen position information is sent to the PC or host and is displayed as cursor or mouse position information.

Customers
      We market directly to computer OEMs. Our current target segment is manufacturers of tablet PCs and convertible notebooks. We work with contract manufacturers to manufacture our pen and digitizer product. The assembly is then provided to the ODM or OEM customer for integration into the final product.
      As of March 14, 2006 we had received purchase orders totaling $4.4 million from Quanta, who serves as the ODM for Gateway, Inc. We recognized $2,858,805 of revenue related to this customer in 2005. See “Risk Factors — Our FinePoint business currently depends on one significant customer.”
Competition
      We are aware of several other companies that provide active digitizer solutions including Wacom Ltd., Sunrex and N-trig. While these companies provide similar products to ours, we are not aware of any competitor that is offering a digital solution.
      Our competitors may possess financial, technical, human and other resources greater than ours. We anticipate that we will face increased competition in the future as new companies enter the market.
Intellectual Property
      Our success also depends in part on maintaining and protecting our proprietary technologies. As a result, we have adopted an intellectual property protection policy designed to deter and stop infringement. To deter infringement, we file United States and foreign patents for relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging, and published materials. Examples of these materials include our website, brochures, advertisements, and some technology samples. We have not had to become involved in infringement litigation to protect our intellectual property, however, we intend to prosecute litigation against infringers if necessary.
      In order to protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors, and collaborators to enter into confidentiality agreements, which prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on the job, using our property, or relating to our business. As of December 31, 2005, we had $1,389,153 of capitalized costs related to patents, net of accumulated amortization.
      As of December 31, 2005, we held 20 United States patents and 21 foreign patents for the Duraswitch technologies and eight United States patents and one foreign patent for the FinePoint technologies. We also have patent applications pending in the United States, Mexico, Canada, France, Great Britain, China, Taiwan, Italy, and Germany. We have made further filings under the Patent Cooperation Treaty, which makes it possible to seek patent protection for an invention simultaneously in each of a large number of countries by filing an “international” patent application.
      We have registered the following trademarks with the United States Patent and Trademark Office: “Duraswitch®”, “Duraswitch” as a stylized word with a unique “D”, “The World is Switching®”, “PushGate®”, “thiNcoder®” and “MagicPoint®”. In addition, we have registration pending for InPlay Technologiestm.
Research, Development, and Commercial Application Engineering
      We have nine people in our research, development, and commercial application engineering department who focus on supporting our licensees, ODMs and OEM customers in the design and implementation of products using our technologies. These efforts include technology enhancements, value engineering, engineering manuals, design reviews, and on-site training and manufacturing support.
      In 2001 and 2002, we dedicated a large amount of our resources to research and development and the protection of our patented Duraswitch technologies. Through those efforts, we believe we developed a portfolio of patented and patent-pending technologies that meet the needs of our Duraswitch licensees, their customers, and our target markets. Since 2003, we focused our engineering efforts on the commercialization of these technologies through our licensees. In 2005, we acquired FinePoint Innovations. Our engineering efforts at FinePoint have been focused on continued technology development, software enhancements, RoHS compliance, and customer support. Our research, development, and commercial application engineering department will continue to adapt our technologies as needed for commercialization through our licensees and OEM customers. We plan to file patents for any unique technology enhancements or developments.
      During 2005, 2004, and 2003, we spent $641,047, $472,485 and $917,610, respectively, on research, development, and commercial application engineering efforts. In late 2002, we announced cost-cutting initiatives that included significant personnel reductions. We made additional reductions in research and development personnel during 2003. We expect that future research, development and commercial application engineering expenses will be higher than 2004 and 2005 due to the additional FinePoint division personnel.
Sales and Marketing
      We have three people in the sales and marketing department who focus on supporting our existing licensees and customers, marketing our technologies to OEMs, obtaining new licensees and customers, and forming technology alliances.
      Websites: www.inplaytechnologies.com, www.duraswitch.com, and www.finepointinnovations.com. We believe design engineers, purchasing managers and product managers, the individuals most likely to make the decision to incorporate our technologies in their products, frequently use the Internet to search for design solutions. Therefore, our websites are a key component of our current direct marketing efforts. Most of our advertising and promotional materials direct readers to our websites. In addition to attracting potential licensees and customers to our websites for information, we use our websites to generate interest in our technologies. Using our websites as promotional tools is also less expensive than other methods, is interactive and reaches a global audience. Our websites have several features, including the following:

•	information about the advantages of our patented technologies;

•	white papers, press releases and articles published by third parties about our products;

•	virtual demonstrations of our technologies and products;

•	technical data to assist design engineers in designing products using our technologies;

•	information on products that currently use our technologies; and

•	benefits and the process for obtaining information to utilize our technologies.
      Duraswitch Licensee Support. Our existing Duraswitch licensees and their sales representatives are an extension of our marketing effort as they sell our technologies to their customers. We provide direct support by attending sales calls and with one-on-one design reviews and conference calls. We also provide generalized support and training to keep licensees abreast of technology developments, improvements in processes, and sales tools. To communicate this, we have created a licensee-only section on our website that includes the following:

•	Click: an e-newsletter highlighting engineering, manufacturing and procurement updates;

•	The Report: an e-newsletter with sales tips, licensee success stories, and technology updates;

•	web cast training: interactive presentations on Duraswitch technologies given multiple times to accommodate various time zones, and also archived;

•	online training manuals: complete design and manufacturing manuals for our technologies available online to ensure updates and enhancements are available immediately;

•	sales presentations, marketing literature, images, and logos available for licensees to download and integrate with their own branded sales materials; and

•	strategic technology partner contacts for procurement and support for complementary products that our licensees often use when manufacturing our technologies.

      We are also able to negotiate with vendors who provide magnets, adhesives, and other materials used in the manufacture of our technologies to provide our licensees with preferred pricing.
      FinePoint One-on-One Meetings. We estimate that approximately 40 companies worldwide currently make or sell tablet PCs and convertible notebooks, the initial target products for our technology. Because of the number of potential customers, and relatively limited number of competitors in our market, we believe that personal contact and one-on-one meetings are the most effective way to sell our technologies. We believe the key decision makers within these companies are the product marketing manager and product engineering manager. Our approach is to meet with these key decision makers to determine pen system features requirements. We determine which of our products best fit those needs, then present recommendations. We believe that our customer-responsive approach is one of our advantages over our competitors.
      Public Relations. We target technical periodicals for media exposure in an effort to raise awareness of our technologies and application successes through our licensees and customers. Our public relations campaigns have included editorial coverage of our technologies and listings in industry-specific supplier guides. We believe this is a cost-effective method of capturing the attention of design engineers and OEMs and educating them on the benefits of our technologies. Articles on our technologies have been included in numerous trade publications and Websites including EE Times, Control Engineering, Appliance Magazine, Electronicstalk, Tablet PC Magazine and Tablet PC Talk.
      Seminars and Trade Shows. We present training seminars about our technologies at some vendor-sponsored events for product design engineers. At these seminars, we are able to meet attendees and provide them with information about our technologies through multi-media presentations, product demonstrations, brochures, and samples. We support the efforts of, and often partner with, licensees, customers and technology partners to broaden awareness of our technologies at these events.
Item 1A. Risk Factors
We have experienced recent changes in our business in connection with our acquisition of our FinePoint business and the termination of our exclusive license agreement with Delphi and we are not certain how these changes will effect our results of operations or our financial condition.
      During September 2005, we acquired FinePoint Innovations, Inc., a developer of patented digital computing pen solutions for tablet PCs. The digital computing pen market represents an emerging and expanding market and we cannot provide assurance that this technology will receive the level of commercial acceptance that we expect. Our failure to manufacture and distribute successfully the acquired technology would have a material adverse effect on our business, results of operations, financial condition, and liquidity.
      During October 2005, in connection with the bankruptcy filing of Delphi Corp., the bankruptcy court accepted a revised order agreeing to the cancellation of our April 2000 license agreement with Delphi that gave Delphi the exclusive right to utilize and manufacture our patented switch technologies for the automotive industry. The initial term of the exclusive license agreement was seven years, and the agreement required Delphi to make minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received during July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received during July 2005. Subsequent payments were due as follows: $3 million in July 2006; and $6 million in July 2007. The loss of this license agreement and the future minimum license payments due us during 2006 and 2007 may have a material adverse effect on our business, results of operations, financial condition, and liquidity.
Our FinePoint business currently depends on one significant customer.
      We market our FinePoint computing pen technology to computer OEMs. We currently have significant purchase orders from Quanta, who serves as the original design manufacturer for Gateway Inc. Our business depends to a significant extent on Gateway’s success in selling computers that incorporate our computing pen technology. Any material delay, cancellation, or reduction of orders from Quanta or Gateway could have a material adverse effect on our business. In addition, Gateway could select an alternate computing pen technology for its products.

      We anticipate that sales to Quanta for Gateway products during 2006 will exceed 2005 levels and that a significant percentage of our revenue during 2006 will be attributable to Quanta and Gateway. We do not have a long-term contractual commitment with Quanta or Gateway to purchase any of our products. As a result, a decline in sales to Quanta and Gateway could occur at any time. An unexpected reduction in Gateway sales of computers incorporating our computing pen technology will reduce our net sales and have a material adverse effect on our results of operations and financial position.
      As a result of this relationship, we also face risks related to our accounts receivable attributable to Quanta. Our failure to collect these receivables on a timely basis will effect our liquidity and possibly effect our ability to have sufficient working capital to fulfill subsequent or outstanding purchase orders.
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
      Our success will depend in part on the commercial acceptance of our patented technology portfolio and our ability to license those patents or sell our products to companies with the ability to incorporate the technologies in a wide range of products. To be accepted, our technologies must meet the expectations of our potential customers.
      We market our Duraswitch switch technologies directly to OEMs, whose products utilize switches, and to our licensees to encourage them to incorporate our technologies in the switches they supply to OEMs, focusing on the advantages of our switches over the electro-mechanical and dome membrane switches. If the OEMs or our licensees ultimately decide to continue with their existing switch technologies, our business would be adversely affected.
      We market our FinePoint digital computing pen technology to computer OEMs, offering a new digital solution versus the analog pen products currently used in the majority of tablet PC applications. If the OEMs decide to continue with their existing pen technology, our business would be adversely affected.
Should we be unable to protect our proprietary technologies, their value and our competitive position would be significantly impaired.
      Although we seek to protect our intellectual property rights through patents, copyrights, trade secret protection, and other measures,

•	we may be unable to protect adequately our technologies;

•	competitors may be able to develop similar or better technologies independently;

•	any of our pending patent applications may not be issued; or

•	intellectual property laws may not continue to protect our intellectual property rights, particularly as we expand our business in foreign countries where the local laws do not provide strong protection of intellectual properties or recognize international treaties.
Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to market and license technology.
      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright, trademark, and other intellectual property claims against technologies used in our business. Any such claims, with or without merit, could be time consuming to defend, would result in costly litigation, and divert the efforts of our personnel. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. Additionally, we might be unable to obtain royalty or license agreements on terms acceptable to us. A successful claim of patent or other intellectual property infringement against us could have a material adverse affect on our business. We are not currently involved in any litigation to protect our technologies from infringement or to defend against claims of infringement.
We may have difficulty protecting our intellectual property rights overseas.
      The laws of some foreign countries do not protect intellectual property rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in some foreign countries. Because some of our products are sold and a portion of our business is conducted overseas, our exposure to intellectual property risks may be higher.
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
We depend on our management team.
      Our future success will largely depend on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business. We depend upon the services of Robert J. Brilon, our Chief Executive Officer, President, and Chief Financial Officer, Anthony J. Van Zeeland, our Chief Technology Officer and Stephen Caldwell, President of our FinePoint division. Mr. Brilon has extensive experience in the formation, financing, and management of entrepreneurial companies. Mr. Van Zeeland has over 30 years experience in the switch industry. Mr. Caldwell has 14 years of experience in the computing pen and digitizer industry. We have employment agreements with Mr. Brilon for a two-year evergreen term, with Mr. Van Zeeland for a term that expires December 31, 2007, and with Mr. Caldwell for a term that expires August 31, 2010.
We have a history of operating losses.
      Prior to 2005, we have had substantial losses since our inception. We expect to continue committing substantial resources to the establishment and support of new Duraswitch licensees, new OEM customer relationships, and expanding our market share for our technologies. We are unable to estimate accurately future revenue based upon historical performance and we cannot assure you if and when we will sustain profitability
We face risks related to rapidly changing technology.
      Our results of operations will depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the market for electronic components.

We may encounter additional challenges as we expand our intellectual property portfolio into new markets. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards and identifying, developing, and successfully marketing new technologies as they emerge. We work with our licensees and OEM customers to design solutions specific to their needs and the needs of their customers.
Our growing international business activities subject us to risks that could reduce the demand for our products and increase our operating expenses.
      During 2005, net revenue from international licensees represented 47% of our total net revenue. We have been expanding our licensing business with international licensees and expect that net revenue from international licensees will increase. During 2005, we acquired FinePoint Innovations and expect that a significant portion of our revenue derived from this business will be from international customers. To date, all of our revenue and substantially all of our costs have been denominated in U.S. dollars. We expect that net revenue and substantially all of our costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including the following:

•	different technology standards and design requirements;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic, banking and political risks;

•	taxation;

•	changes in U.S. laws and policies affecting trade, foreign investment and loans; and

•	changes in enforcement of laws protecting intellectual property.
Our quarterly revenue and operating results may fluctuate.
      Our results may fluctuate from those in prior quarters and will continue to do so due to a variety of factors. These factors include the following:

•	establishment, growth or loss of licensee or OEM customer relationships;

•	timing of introductions, production, and sales cycles of new products by our licensees or OEM customers incorporating our technologies, which is at their discretion; and

•	market acceptance of our technologies.
The price of our common stock may be volatile.
      The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decrease regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as, but not limited to the following:

•	actual or anticipated fluctuations in operating results;

•	announcements regarding our technologies or our competitors’ technologies, new licensees, new customers, or other business developments; and

•	sales or the perception in the market of possible sales by insiders or others which could have a disproportionate effect on our stock price due to our typically low trading volume.
      The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Recently, the market price of our common stock, like that of many technology companies, has experienced significant fluctuations. For instance, from

August 26, 1999, the date we became a reporting company, to December 31, 2005, the price of our common stock ranged from $0.50 to $17.92 per share. On March 14, 2006, the last reported sale price of our common stock was $3.00.
      The market price of our common stock has been, and is likely to continue to be, significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views.
Rights to acquire shares of common stock could result in dilution to other holders of common stock.
      As of December 31, 2005, we had options to purchase 1,351,056 shares of common stock outstanding under our stock option plans at a weighted average exercise price of $7.16 per share and we had outstanding warrants to purchase 509,091 shares of common stock at a weighted average exercise price of $3.64 per share. We have filed registration statements under the securities laws to register the common stock to be issued under our stock option plans. As a result, shares issued under these option plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144. The existence of such stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the holders of these securities can be expected to purchase shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such securities. We have filed a registration statement under the securities laws to register the common stock to be issued upon exercise of the warrants, which we expect to be declared effective by April 26, 2006.
Certain provisions of our certificate of incorporation, granting our board of director’s broad discretion to issue shares of preferred stock, may adversely affect your rights as a common stockholder.
      Our board of directors may, without further action by our common stockholders, from time to time, issue shares of our authorized but unissued preferred stock, and determine the rights, preferences, and limitations of each series of preferred stock. Upon the vote of a majority of the directors then in office, our board of directors, without stockholder approval, may issue shares of preferred stock with dividend, liquidation, voting, conversion, and other rights superior to the rights of our common stockholders. Satisfaction of any dividend preferences of our outstanding redeemable preferred stock and future issuances of preferred stock would reduce the amount of funds available for the payment of dividends on shares of common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of our company before any payment to our common stockholders. Under some circumstances, the issuances of shares of preferred stock may make a merger, tender offer, or proxy contest or the assumption of control by a holder of a large block of our securities or the removal of incumbent management more difficult. Any issuances of our preferred stock thus may have a material adverse effect on your rights as a common stockholder.
Employees
      As of March 14, 2006, we had 24 employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.
Executive Officers
      The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Robert J. Brilon	45	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and Director
Anthony J. Van Zeeland	64	Chief Technology Officer and Director
      Robert J. Brilon became Chief Executive Officer in 2002 and has served as President and Chief Financial Officer of InPlay Technologies since November 1998. Mr. Brilon served as Chairman from May 2002 through March 2005. Mr. Brilon holds a B.S. degree in Business Administration from the University of Iowa and is a CPA.

      Anthony J. Van Zeeland became Chief Technology Officer in July 2003 and has served as director since our company’s formation in May 1997. From May 1997 to July 2003, Mr. Van Zeeland served as our Chief Operating Officer and Executive Vice President, Engineering. Mr. Van Zeeland holds a B.S. degree in Physics and a Masters of Science in Materials Engineering from the University of Wisconsin. Michael Van Zeeland, Mr. Van Zeeland’s son, also serves as one of our Directors.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Description of Property
      Our principal administrative and Duraswitch design facilities are located in Mesa, Arizona, where we presently lease 8,926 square feet of office space in a building located at 234 South Extension Road. Our lease terminates on December 31, 2006, subject to our option to extend the term for two additional one-year periods. Our principal FinePoint facilities are located in Phoenix, Arizona, where we presently lease 5,302 square fee of office space at a building located at 15220 South 50th Street. Our lease terminates on June 15, 2009. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.

Item 3.	Legal Proceedings
      From time to time we may be subject to claims and litigation incident to our business. As of March 14, 2006, we were not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
      Our common stock has been listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol “NPLA” since June 2005. Prior to that time, our common stock was listed on the NASDAQ SmallCap Market or the NASDAQ National Market under the symbol “DSWT.” The following table sets forth high and low sales prices of the common stock for each calendar quarter indicated as reported on the NASDAQ National Market or NASDAQ SmallCap Market, as applicable.

	High	Low

Year Ended December 31, 2004
First Quarter	$2.75	$1.60
Second Quarter	4.70	2.05
Third Quarter	3.01	1.95
Fourth Quarter	2.92	1.80
Year Ended December 31, 2005
First Quarter	$2.60	$1.11
Second Quarter	3.10	1.25
Third Quarter	3.80	1.20
Fourth Quarter	4.15	0.80
Year Ended December 31, 2006
First Quarter (through March 14, 2006)	$3.82	$2.70
      As of March 14, 2006, the closing price of our common stock on the NASDAQ Capital Market was $3.00, and there were approximately 330 holders of record of our common stock. We believe that our common stock is held by approximately 2,100 beneficial holders.
Dividend Policy
      We have never declared any cash dividends on our common stock since we currently intend to retain any future earnings to finance future growth. We do not intend to declare any dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
      On December 27, 2005, we entered into a Securities Purchase Agreement with institutional investors whereby we issued 1,272,728 shares of our common stock at $2.75 per share and five-year warrants to purchase 381,818 shares of our common stock at an exercise price of $3.44 per share. Roth Capital Partners, LLC served as placement agent in the private placement, for which it received commissions of $280,000 and five-year placement agent warrants to purchase 127,273 shares of our common stock at an exercise price of $4.22 per share. The placement agent will receive 4% of the gross exercise price of the investor warrants when and if exercised. We agreed to register for resale the shares of common stock purchased under the agreement and the shares of common stock issuable upon exercise of the warrants and the agent warrants. We filed the registration statement during February 2006, which has not yet been declared effective. In the event that the registration statement is not declared effective by April 26, 2006 we are subject to a penalty of 1.5 percent of the gross proceeds from the offering. We believe the shares will be registered on a timely basis and no penalty will be incurred. We received net proceeds from the offering of approximately $3.1 million, after deducting placement agent fees and other offering expenses. We plan to use the net proceeds from the private offering for working capital for our FinePoint business, which produces digital computing pen solutions for tablet PCs and computer peripherals, as well as for general corporate purposes. In the event the closing price of our common stock equals or exceeds $5.50 per share for a period of 60 consecutive trading days, we may redeem the warrants issued to the investors for $0.01 per warrant upon notice to the warrant holders. We issued the securities described above to the investors and the placement agent in reliance upon Section 4(2) of the

Securities Act of 1933 as a transaction by an issuer not involving a public offering. Each of the share certificates and warrants issued in the transaction bears a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The investors in the private placement represented to us their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. All investors had adequate access, through reports filed by us with the SEC or through other access to information provided by us, to information about our company.
Equity Compensation Plan Information
      The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding warrants as well as outstanding stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan, and our 2005 Stock Award Plan as of December 31, 2005.

(c)
	(a)			Number of Securities
	Number of Securities		(b)	Remaining Available for
	to be Issued Upon		Weighted Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding	Plans (Excluding
	Warrants, and		Options, Warrants,	Securities Reflected in
Plan Category	Rights		and Rights	Column (a)

Equity Compensation Plans Approved by Stockholders	1,351,056		$7.16	201,687
Equity Compensation Plans Not Approved by Stockholders	509,091	(1)	$3.64	—

Total	1,860,147		$6.20	201,687

(1)	Issuance of warrants in connection with the December 2005 private placement of 1,272,728 shares.
Item 6. Management’s Discussion and Analysis
Overview
      We develop, market, and license patented enabling technologies. Our current technologies include the Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies and the FinePoint MagicPoint® computing pen technology.
      We have developed, patented, and licensed innovative technologies utilizing a magnetic-based design for electronic switches under the Duraswitch brand name. We are currently expanding the use of these technologies by licensing manufacturers to produce and sell products using our technologies. We believe these patented and patent-pending technologies allow us and our licensees to provide innovative solutions to the design challenges faced by OEMs and component suppliers.
      As of March 14, 2006, we had 28 licensees of our switch technologies, foreign and domestic.
      During September 2005, we acquired FinePoint Innovations, a developer of digital computing pen technology. We are marketing FinePoint’s MagicPoint digitizer and pen products to manufacturers of convertible notebooks and tablet PCs. We believe our digital pen technology offers significant advantages over the current analog products. As of March 14, 2006, we had purchase orders from one major computer OEM and several smaller manufacturers.
      We anticipate that revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it depends on our licensees’ and our customers’ ability to market, produce and ship products that incorporate our technologies. We believe that the amount of revenue for any period is not necessarily indicative of results for any future period.
      Our research, development, and commercial application engineering expenses are comprised mainly of personnel, occupancy costs, and engineering supplies. Our selling, general and administrative expenses are comprised mainly of personnel costs, legal and accounting fees, depreciation, insurance, and occupancy costs.

Application of Critical Accounting Policies
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis when such policies affect our reported or expected financial results.
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
      Our FinePoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time we deliver products to customers.
      Inventory Valuation. Our inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed components, and finished goods which are primarily pens and digitizers that are in transit to the customer. We record inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.
      Impairment or Disposal of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and the goodwill associated with the 2005 acquisition of FinePoint and the 1998 acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.
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
      We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, we performed our annual impairment test in December 2005 and found no impairment in our existing goodwill balances.
Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
      Net Revenue. The following table summarizes our net revenue:

	Year Ended December 31,

	2005	2004	Increase	Increase %

Duraswitch	$3,424,429	$1,757,053	$1,667,376	95%
FinePoint	3,031,115	—	3,031,115	—

Total Net Revenue	$6,455,544	$1,757,053	$4,698,491	267%

      The increase in total net revenue is primarily a result of our acquisition of FinePoint during September 2005 and the minimum royalty payment related to our Delphi license agreement. Our license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. On October 8, 2005, Delphi filed for Chapter 11 bankruptcy protection. On October 27, 2005 the bankruptcy court cancelled the Delphi license agreement, effective October 17, 2005. In the fourth quarter of 2005, $648,083 of deferred revenue related to the Delphi license agreement was recognized as revenue as the license agreement was terminated.
      Net Duraswitch Revenue. For the year ended December 31, 2005 and 2004 recognition of revenue from the Delphi license agreement generated $2,955,118 and $1,407,978 of Duraswitch licensing revenue representing 86% and 80% of Duraswitch licensing revenue, respectively.
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
      Net FinePoint Revenue. Revenue related to one customer was $2,858,805 and represented 94% of net FinePoint revenue. We have received purchase orders from this customer for a total of $4.4 million to date.
      Cost of Goods Sold. The following table summarizes our cost of goods sold (COGS):

	Year Ended December 31,

	2005	2004	Increase	Increase %

Duraswitch	$253,105	$187,547	$65,558	35%
FinePoint	2,224,266	—	2,224,266	—

Total COGS	$2,477,371	$187,547	$2,289,824	1221%

      The increase in total COGS was primarily the result of FinePoint’s sale of digital pens and digitizers. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and digitizers, sales of licensed components, and royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us.
      Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed components and other switch materials which are sold to licensees. The increase is primarily related to increased sales of materials sold to licensees to be used in the manufacture of rotary switches.
      FinePoint COGS. FinePoint COGS relates to the production of FinePoint’s digital computing pens and digitizers. We anticipate that FinePoint COGS will increase as FinePoint revenue increases. We anticipate that FinePoint COGS on a per unit basis will decrease as volumes increase and the supply chain and the manufacturing process mature. The COGS as a percentage of FinePoint revenue will fluctuate depending on the average selling price to OEMs, which is typically expected to decline as cost efficiencies are achieved.
      Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Year Ended December 31,

	2005	2004	Increase	Increase %

Duraswitch	$710,610	$640,975	$69,635	11%
FinePoint	326,475	—	326,475	—
Corporate	1,683,815	1,266,059	417,756	33%

Total SG&A	$2,720,900	$1,907,034	$813,866	43%

      Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The increase is primarily due to increased commissions and fees related to the recognition of the Delphi minimum royalty revenue.
      FinePoint SG&A. FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs.
      Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs. The increase is primarily related to the bonus earned by our CEO and to additional director fees to compensate our Board of Directors at a level more commensurate with their time spent and industry standards.
      Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Year Ended December 31,
			Increase	Increase
	2005	2004	(Decrease)	(Decrease)%

Duraswitch	$431,265	$472,485	$(41,220)	(9)%
FinePoint	209,782	—	209,782	—

Total R&D	$641,047	$472,485	$168,562	36%

      Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies. The decrease primarily relates to an open engineering position.
      FinePoint R&D. FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies.
      Impairment Loss on Note Receivable. On April 21, 2004 we entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc., or ART, a privately held developer and licensor of vehicle and license plate recognition software. We were not required to close the transaction unless ART achieved $400,000 of net revenue and $100,000 average earnings before interest and taxes, or EBIT, for two consecutive fiscal quarters prior to July 31, 2005. ART did not satisfy either of these conditions. During the twelve months following the execution of the agreement, we committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At December 31, 2004, we had advanced $390,000 under the loan. The remaining $110,000 was advanced during the first quarter of 2005.
      ART did not achieve the revenue or EBIT levels which were required as a condition of closing. We also believed that there was no assurance that ART would achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt or allow ART to continue as a going concern for the next twelve months. As a result, we recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000. We have no commitment to fund ART operations beyond the $500,000.
      Interest and Other Income — Net. Interest and other income — net was $51,424 and $37,935 for the years ended December 31, 2005 and 2004, respectively. The increase was due to increased interest income as a result of higher interest rates.
Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Net Revenue. We recorded net revenue of $1,757,053 for the year ended December 31, 2004, compared to $759,912 for the year ended December 31, 2003, an increase of $997,141. The increase was due to the recognition of the first $1 million minimum royalty payment from Delphi.
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
      Cost of Goods Sold. Total cost of goods sold and licensing cost of goods sold was $187,547 for the year ended December 31, 2004, compared to $103,304 for the year ended December 31, 2003, an increase of $84,243. The increase in cost of goods sold for the year ended December 31, 2004 versus 2003 was primarily due to two factors: 1) an increase in our cost of the PushGate licensed components; and 2) increased sales of other low margin materials. The increase in our cost of the PushGate licensed components was the result of quality issues with licensed components that we received from a foreign supplier. Because of the quality issues, we incurred additional costs to obtain licensed components from a domestic supplier. The increases in the cost of goods sold of other materials resulted from increased sales of low margin materials (such as magnet and spacer materials) that we sell to our licensees as an additional service.
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

      In October 2002, we announced cost-cutting initiatives that included significant reductions in research and development personnel focused on new technologies. In 2003, we continued the cost cutting initiatives and made further personnel reductions. As part of our reduced research and development activities, we entered into a new employment agreement with our co-founder and Chief Technology Officer. The new agreement reduced his salary and time commitment to InPlay by 50% and goes through December 2007. We have created a portfolio of patented and patent-pending technologies which are available through our licensees. The efforts of our remaining personnel will continue to be directed at commercializing our technologies as opposed to also focusing on the creation of new technologies. They will continue to support our licensees in their efforts to commercialize our existing patented and patent-pending technologies.
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
      Impairment Loss on Note Receivable. On April 21, 2004 we entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc., a privately held developer and licensor of vehicle and license plate recognition software. We were not required to close the transaction unless ART achieved $400,000 of net revenue and $100,000 average EBIT for two consecutive fiscal quarters prior to July 31, 2005. ART did not satisfy either of these conditions. During the twelve months following the execution of the agreement, we committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At December 31, 2004, we had advanced $390,000 under the loan. The remaining $110,000 was advanced during the first quarter of 2005.
      ART did not achieve the revenue or EBIT levels which are required as a condition of closing. We also believed that there was no assurance that ART would achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt or allow ART to continue as a going concern for the next twelve months. As a result, we recorded an impairment loss for the year ending December 31, 2004 for the total commitment of $500,000. We have no commitment to fund ART operations beyond the $500,000.
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
Liquidity and Capital Resources
      During December 2005, we completed a private placement of our common stock and warrants with a few institutional investors. We raised net proceeds of approximately $3.1 million after payment of placement agent commissions and other offering expenses.
      Following the offering, and as of December 31, 2005, we had cash and cash equivalents of approximately $4.0 million. Additionally, we had a $400,000 restricted short-term certificate of deposit which was pledged as collateral for a standby letter of credit.
      Net cash used in operating activities during the year ended December 31, 2005 was approximately $600,000. The cash used in operating activities was used primarily to fund the working capital requirements of FinePoint.
      Net cash used in investing activities during the year ended December 31, 2005 was approximately $1.2 million. Our net cash used in investing activities was primarily due to cash paid at closing to settle liabilities assumed in our acquisition of FinePoint and to our purchase of a short-term certificate of deposit which was pledged as collateral for a standby letter of credit.

      Net cash provided by financing activities during the year ended December 31, 2005 was approximately $3 million and consisted primarily of net proceeds from the completion of a private placement of our common stock and warrants, offset by principal payments on capital leases and notes payable.
      Our license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during 2004 through 2007. The first $1 million minimum royalty payment was earned effective June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. Subsequent payments were due as follows: $3 million in July 2006; and $6 million due in July 2007. On October 8, 2005 Delphi filed for reorganization under Chapter 11. On October 27, 2005, the bankruptcy court accepted a revised order agreeing to the cancellation of the license agreement effective October 17, 2005. We currently intend to pursue damages for cancellation of the license agreement. The ultimate outcome of our claims in bankruptcy court cannot be determined at this time. Bankruptcy laws allow for a 90 day look back, from filing date, at cash payments for preferential treatment. The $2 million payment to us was within this time period. We believe that the payment will not have to be returned as it was made in the ordinary course of business and was made according to the terms of the licensing agreement.
      On September 1, 2005, we acquired all of the outstanding common shares of privately held FinePoint, a developer of patented digital computing pen solutions for tablet PCs and peripherals. The results of FinePoint’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $1,360,479, including 567,611 shares of unregistered common stock valued at $800,331, $161,937 cash advance converted into FinePoint equity, $309,761 of cash paid at closing to settle assumed liabilities, and $169,522 of acquisition costs net of a $81,072 reversal of our valuation allowance related to the net deferred tax liability acquired from FinePoint. The value of the unregistered common stock issued was determined based on the average market price of the our common shares over the period beginning two days before the terms of the acquisition were agreed to and ending two days after the announcement of the agreement.
      In connection with our acquisition of FinePoint, we obtained a six-month renewable $400,000 standby letter of credit related to the contract manufacturing of FinePoint’s products. We were required to pledge a certificate of deposit in the amount of $400,000 as collateral for the standby letter of credit. In the event that we do not pay the invoices for the production of the FinePoint products on the agreed upon terms of net 30, the contract manufacturer may draw upon the letter of credit. As of December 31, 2005, no amounts have been drawn against the letter of credit.
      At December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of $22.1 million which expire in 2011 through 2024 and net operating loss carryforwards for state income tax purposes of $15.0 million which expire 2006 through 2010.
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
      Other than disclosed herein, we have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other that certain long-term operating lease arrangements for our facilities and short-term purchase order commitments to our suppliers. At December 31, 2005, we had a $92,000 commitment for tooling related to volume production of the PushGate Island magnets which was built to our specifications. The commitment will be reduced by each component part which is sold by the vendor and any remaining commitment will be paid in 2008.

New Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). We are required to adopt the statement effective for inventory costs incurred beginning January 1, 2006. We do not expect that this standard will have a material effect on its financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the cost of share-based payments be recognized as expense in the financial statements based on the fair value of the equity or liability instruments used. Currently, we are required to disclose the effect on earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, of expensing. We are required to adopt the statement effective January 1, 2006. The impact on us will be determined by several factors including the number of shares or options granted, our stock price, and the volatility of our stock. We will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). All outstanding options at December 31, 2005 were fully vested.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt the statement effective for nonmonetary asset exchanges occurring beginning January 1, 2006. We do not expect that this standard will have a material effect on our financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SPAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable, whereas APS Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on its results of operations and financial position.

Item 7.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
InPlay Technologies, Inc.
Mesa, Arizona
      We have audited the accompanying consolidated balance sheets of InPlay Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InPlay Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 15, 2006

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,022,734	$2,832,455
Restricted short-term investment	400,000	—
Accounts receivable	1,460,169	48,601
Inventory (Note 5)	1,311,077	217,083
Prepaid expenses and other current assets	87,071	83,470

Total current assets	7,281,051	3,181,609
PROPERTY AND EQUIPMENT — Net (Note 7)	557,145	198,589
GOODWILL	1,321,240	443,874
PATENTS — Net (Note 8)	1,389,153	777,013
OTHER ASSETS (Note 6)	19,299	66,297

TOTAL	$10,567,888	$4,667,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,496,780	$59,674
Accrued salaries and benefits	510,794	187,289
Other accrued expenses and other current liabilities (Note 6)	539,786	242,045
Deferred licensing and other revenue (Note 9)	82,879	485,254
Current portion of notes payable and capital leases payable (Note 10)	165,914	—

Total current liabilities	2,796,153	974,262

LONG-TERM LIABILITIES
Other non-current liabilities	11,465	18,486
Deferred licensing — long-term (Note 9)	—	546,257

Total long-term liabilities	11,465	564,743

Total liabilities	2,807,618	1,539,005

COMMITMENTS AND CONTINGENCIES (Notes 4 and 17)
STOCKHOLDERS’ EQUITY (Notes 11 and 12)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2005 and 2004, 11,481,512 and 9,614,673 shares issued and outstanding in 2005 and 2004, respectively	11,482	9,615
Additional paid-in capital	31,373,292	27,410,916
Accumulated deficit	(23,624,504)	(24,292,154)

Total stockholders’ equity	7,760,270	3,128,377

TOTAL	$10,567,888	$4,667,382

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

NET REVENUE:
Duraswitch related party — Delphi (Note 9)	$2,955,118	$1,407,978	$409,753
Duraswitch non-related parties	469,311	349,075	350,159
FinePoint	3,031,115	—	—

Total net revenue	6,455,544	1,757,053	759,912
COST OF GOODS SOLD:
Duraswitch	253,105	187,547	103,304
FinePoint	2,224,266	—	—

Total cost of goods sold	2,477,371	187,547	103,304

Gross profit	3,978,173	1,569,506	656,608

OPERATING EXPENSES:
Selling, general and administrative	2,720,900	1,907,034	2,299,750
Research, development and commercial application engineering	641,047	472,485	917,610

Total operating expenses	3,361,947	2,379,519	3,217,360

INCOME (LOSS) FROM OPERATIONS	616,226	(810,013)	(2,560,752)
OTHER INCOME (EXPENSE):
Impairment loss on note receivable (Note 6)	—	(500,000)	—
Interest and other income — net	51,424	37,935	10,191

NET INCOME (LOSS)	$667,650	$(1,272,078)	$(2,550,561)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.07	$(0.13)	$(0.27)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.07	$(0.13)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	9,823,637	9,603,717	9,591,090

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	9,903,485	9,603,717	9,591,090

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, DECEMBER 31, 2002	9,534,195	$9,534	$27,317,314	$(20,469,515)	$6,857,333
Employee stock options exercised	22,696	23	26,200	—	26,223
Issuance of stock for services	34,782	35	39,965	—	40,000
Net loss	—	—	—	(2,550,561)	(2,550,561)

BALANCE, DECEMBER 31, 2003	9,591,673	9,592	27,383,479	(23,020,076)	4,372,995
Employee stock options exercised	23,000	23	27,437	—	27,460
Net loss	—	—	—	(1,272,078)	(1,272,078)

BALANCE, DECEMBER 31, 2004	9,614,673	9,615	27,410,916	(24,292,154)	3,128,377
Shares issued for acquisition of FinePoint	567,611	567	799,764	—	800,331
Shares and warrants issued in private offering	1,272,728	1,273	3,132,468	—	3,133,741
Employee stock options exercised	26,500	27	30,144	—	30,171
Net income	—	—	—	667,650	667,650

BALANCE, DECEMBER 31, 2005	11,481,512	$11,482	$31,373,292	$(23,624,504)	$7,760,270

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$667,650	$(1,272,078)	$(2,550,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,879	214,535	421,779
Impairment loss on note receivable	—	500,000	—
Issuance of stock for services	—	—	40,000
(Gain) loss on disposal of equipment	—	(12,335)	8,932
Write down of inventory	31,000	—	22,000
Changes in operating assets and liabilities; net of assets acquired and liabilities assumed:
Accounts receivable	(1,347,081)	1,162	(38,572)
Inventory	(582,935)	(45,561)	(607)
Prepaid expenses and other current assets	16,894	43,914	61,874
Other assets	—	(1,224)	—
Accounts payable	1,016,187	(13,778)	49,519
Accrued salaries and benefits	275,374	24,472	(337,596)
Other accrued expenses and other current liabilities	55,635	(32,424)	(67,504)
Other non-current liabilities	(7,021)	(11,201)	(7,063)
Deferred licensing revenue	(993,212)	(400,160)	(393,733)

Net cash used in operating activities	(584,630)	(1,004,678)	(2,791,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of FinePoint	(527,347)	—	—
Purchase of restricted short-term investment	(400,000)	—	—
Funding of note receivable	(110,000)	(390,000)	—
Increase in patents	(38,803)	(35,619)	(90,255)
Proceeds from sale of equipment	—	17,549	137,230
Purchases of property and equipment	(109,099)	(31,022)	(43,537)

Net cash (used in) provided by investing activities	(1,185,249)	(439,092)	3,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	3,196,007	—	—
Net proceeds from exercise of employee stock options	30,171	27,460	26,223
Principal payments on capital leases and notes payable	(266,020)	(8,213)	(18,110)

Net cash provided by financing activities	2,960,158	19,247	8,113

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,190,279	(1,424,523)	(2,779,981)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,832,455	4,256,978	7,036,959

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,022,734	$2,832,455	$4,256,978

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Fair value of FinePoint Innovations, Inc. assets acquired	$2,824,282
Less consideration given:
Cash advances converted into FinePoint Innovations, Inc. equity	161,937
Cash paid at closing in settlement of certain assumed liabilities, net of cash acquired	309,761
Acquisition costs	169,522
Unregistered common stock issued	800,331
Reversal of valuation allowance on the Company’s deferred tax assets	(81,072)

Liabilities assumed, net of payments	$1,463,803

Cash paid for interest	$11,651	$555	$2,714
Fees accrued in connection with the issuance of stock	$62,266
See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003

1.	NATURE OF BUSINESS
      InPlay Technologies, Inc. (the “Company”) develops, markets and licenses patented enabling technologies. The Company’s current technologies include the Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies and the FinePoint MagicPoint® computing pen technology.
      The Company has developed, patented, and licensed innovative technologies utilizing a magnetic-based design for electronic switches under the Duraswitch brand name. The Company is currently expanding the use of these technologies by licensing manufacturers to produce and sell products using its technologies.
      During September 2005, the Company acquired FinePoint Innovations (Note 3), a developer of digital computing pen technology. The Company markets FinePoint’s MagicPoint digitizer and pen products to manufacturers of convertible notebooks and tablet PCs.

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
      Property and Equipment. Depreciation is computed using the straight-line method over the useful lives of the related assets as follows:

Computer software	3 years
Computer equipment	3 to 5 years
Tooling	5 to 7 years
Other machinery and equipment	5 years
Office furniture and fixtures	7 years
      Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the lease.
      Patents. Patents are reported at cost, net of accumulated amortization, and are amortized using the straight-line method over the estimated life of twenty years for Duraswitch patents and eight years for FinePoint patents.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
      Goodwill. The Company tests goodwill for impairment on an annual basis (December 31) or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company first compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. The Company uses a present value technique to measure reporting unit fair value. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in December 2005 and found no impairment in its existing goodwill balances.
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
      Some of our licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred licensing revenue. This deferred revenue is recognized as revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee directly manufactures our switches without purchasing licensed components from us, we consider the royalty earned when the switch is manufactured. In the case of our exclusive license agreement with Delphi, the up-front payment was nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue was being amortized over the initial seven-year term of the agreement. Our license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. On October 8, 2005, Delphi filed for Chapter 11 bankruptcy protection. On October 27, 2005 the bankruptcy court cancelled the Delphi agreement, effective October 17, 2005. In the fourth quarter of 2005, $648,083 of deferred revenue related to the Delphi license agreement was recognized as revenue as the license agreement was terminated.
      Our FinePoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company delivers products to customers.
      Stock-Based Compensation. At December 31, 2005, the Company had four stock-based employee compensation plans which are described more fully in Note 12. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record as compensation expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company elected to account for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s operating results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of all stock option grants is estimated on the date of grant in accordance with SFAS No. 123 using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.7 to 4.4 percent, 3.1 percent, and 2.4 percent for options granted in 2005, 2004 and 2003, respectively, an expected life of three

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
years, an expected volatility rate of 75 to 87 percent, 84 percent, and 80 percent for options granted in 2005, 2004 and 2003, respectively, and an expected dividend rate of zero percent. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,

	2005	2004	2003

Net income (loss), as reported	$667,650	$(1,272,078)	$(2,550,561)
Less: Total stock-based employee expense determined under fair value based method for all awards, no tax effect	(463,690)	(147,953)	(234,265)

Pro forma net income (loss)	$203,960	$(1,420,031)	$(2,784,826)

Income (loss) per share:
Basic and diluted, as reported	$0.07	$(0.13)	$(0.27)

Basic and diluted, pro forma	$0.02	$(0.15)	$(0.29)

      Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.
      Income (Loss) Per Common Share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. In 2005, 829,756 shares were excluded from the computation of diluted earnings per share due to their dilutive effect. All stock options and warrants were anti-dilutive in 2004 and 2003 and totaled 1,030,556 and 1,467,440 at December 31, 2004 and 2003, respectively.

2005

Weighted average shares outstanding — Basic	9,823,637
Effect of dilutive stock options	79,848

Weighted average shares outstanding — Fully diluted	9,903,485

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
      The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. The Company’s long-lived assets were tested for impairment at December 31, 2005 and no impairment was found.
      New Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company is required to adopt the statement effective for inventory costs incurred beginning January 1, 2006. The Company does not expect that this standard will have a material effect on its financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the cost of share-based payments be recognized as expense in the financial statements based on the fair value of the equity or liability instruments used. Currently, the Company is required to disclose the effect on earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, of expensing. The Company is required to adopt the statement effective January 1, 2006. The impact on the Company will be determined by several factors including the number of shares or options granted, our stock price, and the volatility of our stock. The Company will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of its employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). All outstanding options at December 31, 2005 were fully vested.
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
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SPAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable, whereas APS Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations and financial position.
      Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable and notes payable approximate fair values due to the short-term maturities of these instruments. The fair value of capital leases approximates the carrying value of these instruments because the terms are similar to those in the marketplace under which they could be replaced.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
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
      The aggregate purchase price was $1,360,479, including 567,611 shares of unregistered common stock valued at $800,331, $161,937 cash advance converted into FinePoint equity, $309,761 of cash paid at closing to settle certain assumed liabilities, and $169,522 of acquisition costs net of a $81,072 reversal of the Company’s valuation allowance related to a net deferred tax liability acquired from FinePoint. The value of the unregistered common stock issued was determined based on the average market price of the Company’s common shares over the period beginning two days before the terms of the acquisition were agreed to and ending two days after the announcement of the agreement.
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

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of the purchase price was based, in part, upon an independent valuation of intangible assets and our estimates and assumptions:

FinePoint Innovations
at September 1, 2005

Current assets	$636,103
Deferred tax asset	261,200
Property, plant and equipment	391,005
Patents	650,000
Goodwill	877,366
Other non current assets	8,608

Total assets acquired	2,824,282

Current liabilities	1,115,848
Deferred tax liability	342,272
Long-term portion of capital lease	5,683

Total liabilities assumed, net of payments	1,463,803

Net assets acquired	$1,360,479

      Of the $660,000 of intangible assets acquired which are subject to amortization, $650,000 was assigned to patents which have an estimated useful life of approximately eight years and $10,000 was assigned to the order backlog which has an estimated useful life of six months. The $877,366 of goodwill was assigned to the FinePoint segment.
      The operations of FinePoint are included in the Company’s results of operations beginning on September 1, 2005, the acquisition date. The factors resulting in goodwill were FinePoint’s name, reputation, and established key personnel. None of the goodwill is deductible for tax purposes.
      The accompanying consolidated pro forma information gives effect to the FinePoint acquisition as if it had occurred on January 1, 2005 and its results of operations were included in the year ended December 31, 2005 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of FinePoint been completed on January 1, 2005.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2005	December 31, 2004

Revenue	$6,758,919	$2,901,763

Net income (loss)	$2,907	$(1,611,411)

Income (loss) per share, basic and diluted	$0.00	$(0.16)

4.	CONCENTRATIONS
      The Company maintained its cash and cash equivalents in three financial institutions at December 31, 2005. At December 31, 2005, the Company maintained cash and cash equivalents at financial institutions in excess of federal depository insurance.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
      In 2005, sales to Quanta represented 44 percent of net revenue and amounted to $2,858,805. In 2005, 2004, and 2003, Delphi represented 46 percent, 80 percent, and 54 percent of net revenue, respectively. In 2005, net revenue from Delphi was $2,955,118 and included $2.0 million related to the recognition of the second minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000. In 2004, net revenue from Delphi was $1,407,978 and included $1.0 million related to the recognition of the first minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000. In 2003, net revenue from Delphi was $409,753.
      At December 31, 2005, Quanta represented 81 percent of accounts receivable.

5.	INVENTORY
      The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed components and finished goods which are primarily pens and digitizers that are in transit to the customer.
      Inventory consists of the following at December 31:

	2005	2004

Raw materials	$705,602	$217,083
Finished goods	605,475	—

Inventory	$1,311,077	$217,083

6.	NOTE RECEIVABLE FROM ACTIVE RECOGNITION TECHNOLOGIES, INC.
      On April 21, 2004 the Company entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART was required to achieve certain revenue and average earnings before interest and taxes (“EBIT”) milestones for two consecutive fiscal quarters prior to July 31, 2005. ART did not achieve the required revenue and EBIT levels. The Company will not close the acquisition on the previously announced terms.
      During the twelve months following the execution of the agreement, the Company committed to provide funding to ART, up to a maximum of $500,000, in the form of convertible debt. The debt bears interest at 5% per annum, matures April 2006, and is secured by a first priority lien on all assets of ART. At December 31, 2004, the Company had a $390,000 note receivable from ART and had accrued the remaining $110,000 commitment. During the first quarter of 2005, the Company advanced the final $110,000 to ART.
      At December 31, 2005, the Company had advanced $500,000 under the loan. The note will not be converted into ART’s capital stock and is payable in cash.
      The Company believed that there was no assurance that ART would achieve positive cash flow or obtain additional financing that would allow it to repay the convertible debt and accrued interest or allow ART to continue as a going concern for the next twelve months. As a result, the Company recorded an impairment loss for the year ending December 31, 2004 for the total note receivable of $500,000 and has not recognized interest income on the note receivable. The Company has no commitment to fund ART operations beyond the $500,000.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)

7.	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following at December 31:

	2005	2004

Computer equipment and software	$720,978	$443,495
Tooling	310,121	120,228
Other machinery and equipment	219,555	208,613
Leasehold improvements	133,743	133,743
Office furniture and fixtures	90,514	71,377

Total	1,474,911	977,456
Accumulated depreciation	(917,766)	(778,867)

Property and equipment — net	$557,145	$198,589

      Depreciation expense for property and equipment was $141,608, $143,317, and $353,833, respectively, for the years ended December 31, 2005, 2004, and 2003.

8.	PATENTS
      Amortization expense for patents was $76,663, $47,790, and $44,518 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amortization expense for existing patents is approximately $130,000 for each of the next five years.
      The gross carrying amount and accumulated amortization of patents are as follows:

	2005	2004

Patents	$1,699,474	$1,010,671
Accumulated amortization	(310,321)	(233,658)

Patents — net	$1,389,153	$777,013

9.	DEFERRED LICENSING REVENUE
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
      The estimated fair value of the warrant and the option was $1,134,338, as determined using the Black-Scholes valuation model. The option was exercised in June 2000 and the warrant expired in April 2004. The remaining value of the non-refundable payment, totaling $2,865,662, was recorded as deferred licensing revenue and was being amortized over the initial seven-year term of the exclusive license agreement.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
      On October 8, 2005, Delphi filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 2005, the bankruptcy court accepted a revised order agreeing to the cancellation of the license agreement effective October 17, 2005. In the fourth quarter of 2005, $648,083 of deferred revenue related to the Delphi license agreement was recognized as revenue as the license agreement was terminated.

10.	NOTES PAYABLE AND CAPITAL LEASES
      Notes payable consisted of the following at December 31, 2005:

December 31, 2005

Note payable to former shareholder of FinePoint, interest at 5% per annum, due and paid in January 2006	$107,867
Note payable to former shareholder of FinePoint, interest at 8% per annum, due on a quarterly quarterly basis from FinePoint cash flow, but no later than August 2009	45,810
Note payable to bank, interest at 7.5% per annum, due January 2006	3,131

Total	156,808
Less current portion	156,808

Long-term notes payable	$—

      The Company has property and equipment with a gross value of $11,678 and a net book value of $10,380 under a capital lease. The amortization of fixed assets acquired with capital leases is included in depreciation expense. At December 31, 2005, the present values of future minimum capital lease payments are as follows:

Lease payments due in 2006	$10,536
Less interest at 12.5%	1,430

Present value of minimum capital lease obligations	9,106
Less current portion of capital lease obligations	9,106

Long-term portion of capital lease obligations	$—

11.	STOCKHOLDERS’ EQUITY
      Common Stock. In 2003, the Company issued 34,782 shares at a value of $40,000 in exchange for consulting services. During December 2005, the Company completed a private offering of 1,272,728 shares of its common stock and 381,818 warrants with an exercise price of $3.44 per share. Net proceeds from the offering were $3,133,741.
      Preferred Stock. As of December 31, 2005, no preferred stock is outstanding. The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
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
      In connection with the private offering that closed in December 2005, the buyers were granted warrants to purchase 381,818 shares of common stock at an exercise price of $3.44 per share. These warrants expire on December 27, 2010. The underwriters were granted warrants to purchase 127,273 shares of common stock at an exercise price of $4.22 per share. These warrants expire on December 27, 2010. In the event the closing price of our common stock equals or exceeds $5.50 per share for a period of 60 consecutive trading days, the Company may redeem the warrants issued to the investors for $0.01 per warrant upon notice to the warrant holders.
      A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range

Balance, December 31, 2002	472,059	$3.19-$8.25
Issued	—
Exercised	(47,059)	$3.19

Balance, December 31, 2003	425,000	$7.00-$8.25
Issued	—
Exercised	—
Expired	(425,000)	$7.00-$8.25

Balance, December 31, 2004	—
Issued	509,091	$3.44-$4.22
Exercised	—
Expired	—

Balance, December 31, 2005	509,091	$3.44-$4.22

12.	STOCK OPTION PLANS
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

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
      The Company’s 2005 Stock Award Plan (the “2005 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on May 20, 2005. The number of shares of common stock authorized subject to options under the 2005 Option Plan is 500,000 shares.
      The total number of shares available for grant under all four plans is 201,687 at December 31, 2005.
      The Company accounts for the fair value of the options issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not record compensation cost during 2005, 2004 and 2003 as no options were granted to non-employees other than to directors during that time period.
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
      A summary of changes in stock options is as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price

Balance, December 31, 2002	1,072,699	$9.61
Granted	156,500	$1.86
Exercised	(22,696)	$1.16
Expired or terminated	(164,063)	$7.19

Balance, December 31, 2003	1,042,440	$9.02
Granted	85,000	$2.14
Exercised	(23,000)	$1.19
Expired or terminated	(73,484)	$9.17

Balance, December 31, 2004	1,030,956	$8.61
Granted	354,600	$2.36
Exercised	(26,500)	$1.14
Expired or terminated	(8,000)	$1.60

Balance, December 31, 2005	1,351,056	$7.16

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)

	2005	2004	2003

Exercisable at the end of the year	1,351,056	1,030,956	990,940

Weighted average fair value of options granted during the year	$1.33	$1.18	$0.99

      A summary of options outstanding and exercisable as of December 31, 2005 is as follows:

	Options Outstanding and Exercisable

		Weighted
		Average	Weighted
		Remaining	Average
	Options	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price

$0.81- $1.58	297,300	8.3	$1.34
$1.83- $3.38	409,500	7.9	$2.57
$6.00-$10.85	397,901	4.2	$7.07
$13.01-$22.31	246,355	2.0	$21.94

$0.81-$22.31	1,351,056	5.8	$7.16

13.	INCOME TAXES
      Net deferred tax assets consist of the following at December 31:

	2005	2004

Deferred tax assets:
Operating loss carryforwards	$8,418,625	$8,363,846
Capitalized research and development	1,190,958	1,193,917
Research and development credits	1,605,265	1,566,156
Deferred licensing revenue	33,152	412,604
Note receivable	200,000	200,000
Other	189,318	135,919

Total	11,637,318	11,872,442
Less valuation allowance	(10,972,874)	(11,542,360)

Total	664,444	330,082
Deferred tax liabilities:
Patents	(555,662)	(310,806)
Other	(108,782)	(19,276)

Total	$—	$—

      During the years ended December 31, 2005 the Company decreased the valuation allowance by $569,468. In 2004 and 2003, the Company increased the valuation allowance by $1,201,618, and $1,370,186, respectively, against deferred tax assets. The changes in the valuation allowance recorded in 2005, 2004 and 2003 includes $21,859, $12,164, and $6,146, for net operating loss carryforwards related to stock compensation. In 2005, the change in the valuation allowance includes a reversal of $81,072 related to the acquisition of the net deferred tax liability from Finepoint. The benefit of the utilization of this has been recorded to goodwill. The

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
benefit of the utilization of these net operating loss carryforwards would be recorded as a credit to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
      The Company has net operating loss carryforwards for federal income tax purposes of $22.1 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $15.0 million which expire 2006 through 2010.
      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2005, 2004 and 2003 due to the following:

	2005	2004	2003

(Expense)/ benefit calculated at statutory rate	$(227,001)	$432,507	$867,191
Increase (decrease) in income resulting from:
Research and development and other tax credits	39,101	667,658	353,252
State income taxes, net	(38,143)	76,960	153,034
Permanent differences	(10,950)	(8,562)	(6,735)
Expiration of state net operating loss carryforwards	(274,917)
Other, net	1,628	20,891	(2,702)
Valuation allowance	510,273	(1,189,454)	(1,364,040)

Total	$—	$—	$—

14.	SEGMENTS
      After completing the acquisition of FinePoint, the Company had two reportable segments at December 31, 2005: Duraswitch and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its digital computing pen technology to computer manufacturers. The Company acquired the FinePoint segment on September 1, 2005 and therefore reflects FinePoint’s operating results beginning that date. The accounting policies of the Company’s segments are the same as those described in the Company’s summary of significant accounting policies. The Corporate SG&A includes primarily the costs of corporate personnel (including CEO, VP, Finance and Administration and VP, Corporate Communications), outside accounting and legal,

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
directors and officers insurance and Board fees. Corporate has the responsibility to maintain the Company’s public company status and acquire new segments for the Company.

	Year Ended December 31, 2005

	Duraswitch	FinePoint	Corporate	Total

Revenues	$3,424,429	$3,031,115	$—	$6,455,544
Cost of goods sold	253,105	2,224,266	—	2,477,371

Gross profit	3,171,324	806,849	—	3,978,173
Selling, general and administrative	710,610	326,475	1,683,815	2,720,900
Research, development and application engineering	431,265	209,782	—	641,047

Income (loss) from operations	$2,029,449	$270,592	$(1,683,815)	$616,226

	December 31, 2005

	Duraswitch	FinePoint	Corporate	Total

Goodwill	$443,874	$877,366	$—	$1,321,240

Total assets	$1,600,954	$3,599,754	$5,367,180	$10,567,888

15.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
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

	2005 — Quarter Ended,

	December 31	September 30	June 30	March 31

Net revenue	$3,193,179	$819,172	$2,236,544	$206,649
Gross profit	1,361,445	282,389	2,173,387	160,952
Net income (loss)	118,022	(410,790)	1,372,193	(411,775)
Net income (loss) per common share, basic and diluted(1)	$0.01	$(0.04)	$0.14	$(0.04)

	2004 — Quarter Ended,

	December 31	September 30	June 30	March 31

Net revenue	$198,380	$199,413	$1,179,615	$179,645
Gross profit	148,613	149,417	1,130,544	140,932
Net income (loss)	(923,690)	(375,047)	446,439	(419,780)
Net income (loss) per common share, basic and diluted(1)	$(0.10)	$(0.04)	$0.05	$(0.04)

16.	GEOGRAPHIC CONCENTRATION
      Substantially all of the Company’s assets are located in the United States. Revenue by geographic area is determined based upon the location of the licensee or customer. The United States and China are the only

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31,
2005, 2004, and 2003 — (Continued)
countries with net revenue in excess of 10 percent of total net revenue. Net revenue by geographic region for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003

United States	$3,406,397	$1,569,578	$586,176
China	2,858,805	—	—
Europe	92,975	92,100	106,577
Other	97,367	95,375	67,159

Total	$6,455,544	$1,757,053	$759,912

17.	COMMITMENTS
      Management Services Agreement. The Company has a management services agreement with a company owned and operated by the founders, two major stockholders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Duraswitch-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the Duraswitch patented switch technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the Duraswitch switch technologies. During 2005, 2004 and 2003, the Company paid approximately $24,510, $14,700, and $3,100, respectively, under this agreement.
      FinePoint Earn-Out. If FinePoint achieves at least $3.2 million of accumulated earnings before interest and taxes (“EBIT”) through December 31, 2007, FinePoint shareholders will be entitled to receive an earn-out payment and the purchase price will be modified. The earn-out consideration can range between $756,800 and $1,419,000 of unregistered common stock and cash depending on the Company’s stock price and EBIT. The earn-out payment is payable first in up to 360,000 shares of the Company’s unregistered common stock and the balance is payable in cash.
      Letter of Credit. In connection with the Company’s acquisition of FinePoint, the Company secured a six-month, renewable, $400,000, standby letter of credit (“LOC”) related to the contract manufacturing of FinePoint’s products. The Company was required to pledge a certificate of deposit in the amount of $400,000 as collateral for the LOC. In the event that the Company does not pay the invoices for the production of the FinePoint products on the agreed upon terms of net 30, the vendor may draw upon the LOC. As of December 31, 2005, no amounts have been drawn against the LOC.
      Employment Agreements. The Company has employment agreements with its executive officers. These agreements call for a base salary and bonuses. These agreements also provide for salary and benefits in the event of separation.
      Lease Agreements. Rent expense for the periods ended December 31, 2005, 2004 and 2003 approximated $90,107, $52,000, and $199,000, respectively. Future minimum rental payments are $134,749 in 2006, $76,794 in 2007, $75,962 in 2008 and $33,403 in 2009.
      Tooling. At December 31, 2005, we had a $92,000 commitment for tooling related to volume production of the PushGate Island magnets which was built to our specifications. The commitment will be reduced by each component part which is sold by the vendor and any remaining commitment will be paid in 2008.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 8A.	Controls and Procedures
      We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in reports and forms filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control or financial reporting.

Item 8B.	Other Information
      None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 10.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Exhibits

Exhibit
No.		Description of Exhibit

2.1		Stock Purchase Agreement dated as of April l, 2004 among Duraswitch Industries, Inc., Active Recognition Technologies, Arthur Lawida, Ole Sorensen, and Alex Parrish(1)
2.2		Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell(2)
2.3		Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell(2)
3.1		Amended and Restated Articles of Incorporation(14)
3.2		Amended and Restated Bylaws(4)
4.1		Specimen Common Stock Certificate(3)
10.1		Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(3)
10	.l.l	Addendum #1 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(5)
10	.1.2	Addendum #2 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(6)
10	.1.3	Addendum #3 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(14)
10	.1.4	Addendum #4 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(14)
10	.1.5	Addendum #5 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(14)
10.2		1997 Stock Option Plan(3)

Exhibit
No.		Description of Exhibit

10.3		1999 Stock Option Plan(3)
10.4		2000 Stock Option Plan(6)
10.5		2000 Stock Option Plan Amendment(8)
10.6		Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC(3)
10.7		Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland(3)
10.8		Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc.(9)
10.9		Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein(10)
10.10		Employment Agreement, dated July 1, 2003, by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland(11)
10.11		Standard sublease, dated November 1, 2003, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc.(6)
10.12		Form of Indemnification Agreement(17)
10	.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon(16)
10	.13(b)	2005 Stock Award Plan(12)
10.14		FinePoint Innovations, Inc. convertible promissory note ($300,000), dated July 27, 2005, issued in favor of InPlay Technologies, Inc.(2)
10.15		Form of Credit Facility Note, dated July 27, 2005, issued by FinePoint Innovations, Inc. in favor of InPlay Technologies, Inc.(2)
10.19		Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto(13)
10.20		Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto(13)
10.21		Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering(13)
10.22		Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering(13)
14		Code of Ethics(17)
21		List of Subsidiaries
23		Consent of Deloitte & Touche LLP
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Commission on April 29, 2004.

(2)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated July 27, 2005, as filed with the Commission on August 2, 2005.

(3)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about August 16, 1999.

(4)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q dated March 31, 2003, as filed with the Commission on or about May 9, 2003.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 30, 2000.

(6)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.

(7)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.

(8)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.

(9)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on or about March 30, 2001.

(11)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.

(12)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated May 20, 2005, as filed with the Commission on or about May 25, 2005.

(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.

(14)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.

(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 1, 2005, as filed with the Commission on or about September 8, 2005.

(16)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.

(17)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.

/s/ Robert J. Brilon

Robert J. Brilon
Date: March 15, 2006
      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Steven P. Hanson Steven P. Hanson	Chairman of the Board	March 15, 2006

/s/ Robert J. Brilon Robert J. Brilon	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	March 15, 2006

/s/ Anthony J. Van Zeeland Anthony J. Van Zeeland	Chief Technology Officer and Director	March 15, 2006

/s/ John W. Hail John W. Hail	Director	March 15, 2006

/s/ P. Robert Moya P. Robert Moya	Director	March 15, 2006

/s/ William E. Peelle William E. Peelle	Director	March 15, 2006

/s/ Michael A. Van Zeeland Michael A. Van Zeeland	Director	March 15, 2006

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

2.1		Stock Purchase Agreement dated as of April l, 2004 among Duraswitch Industries, Inc., Active Recognition Technologies, Arthur Lawida, Ole Sorensen, and Alex Parrish(1)
2.2		Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell(2)
2.3		Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell(2)
3.1		Amended and Restated Articles of Incorporation(14)
3.2		Amended and Restated Bylaws(4)
4.1		Specimen Common Stock Certificate(3)
10.1		Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(3)
10	.l.l	Addendum #1 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(5)
10	.1.2	Addendum #2 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(6)
10	.1.3	Addendum #3 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(14)
10	.1.4	Addendum #4 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(14)
10	.1.5	Addendum #5 to Employment and Separation Agreement dated November 20, 1998 by and between Duraswitch Industries, Inc. and Robert J. Brilon(14)
10.2		1997 Stock Option Plan(3)
10.3		1999 Stock Option Plan(3)
10.4		2000 Stock Option Plan(6)
10.5		2000 Stock Option Plan Amendment(8)
10.6		Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC(3)
10.7		Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland(3)
10.8		Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc.(9)
10.9		Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein(10)
10.10		Employment Agreement, dated July 1, 2003, by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland(11)
10.11		Standard sublease, dated November 1, 2003, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc.(6)
10.12		Form of Indemnification Agreement(17)
10	.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon(16)
10	.13(b)	2005 Stock Award Plan(12)
10.14		FinePoint Innovations, Inc. convertible promissory note ($300,000), dated July 27, 2005, issued in favor of InPlay Technologies, Inc.(2)
10.15		Form of Credit Facility Note, dated July 27, 2005, issued by FinePoint Innovations, Inc. in favor of InPlay Technologies, Inc.(2)

Exhibit
No.	Description of Exhibit

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto(13)
10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto(13)
10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering(13)
10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering(13)
14	Code of Ethics(17)
21	List of Subsidiaries
23	Consent of Deloitte & Touche LLP
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Commission on April 29, 2004.

(2)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated July 27, 2005, as filed with the Commission on August 2, 2005.

(3)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about August 16, 1999.

(4)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q dated March 31, 2003, as filed with the Commission on or about May 9, 2003.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 30, 2000.

(6)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.

(7)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.

(8)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.

(9)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on or about March 30, 2001.

(11)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.

(12)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated May 20, 2005, as filed with the Commission on or about May 25, 2005.

(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.

(14)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.

(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 1, 2005, as filed with the Commission on or about September 8, 2005.

(16)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.

(17)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.