Form 10QSB
period 2006-03-31
InPlay Technologies, Inc.
filed 2006-05-05
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
Duraswitch Industries, Inc.
(Former name)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of May 3, 2006 there were 11,489,512 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Condensed Financial Information.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,285,086	$4,022,734
Restricted short-term investment	400,000	400,000
Accounts receivable	975,112	1,460,169
Inventory (Note 5)	1,851,186	1,311,077
Prepaid expenses and other current assets	113,019	87,071

Total current assets	5,624,403	7,281,051

PROPERTY AND EQUIPMENT — Net	605,423	557,145
GOODWILL	1,321,240	1,321,240
PATENTS — Net (Note 6)	1,369,783	1,389,153
OTHER ASSETS	19,299	19,299

TOTAL ASSETS	$8,940,148	$10,567,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,001,723	$1,496,780
Accrued salaries and benefits	318,212	510,794
Other accrued expenses and other current liabilities	365,665	539,786
Deferred licensing revenue — other	70,154	82,879
Current portion notes payable and capital leases	7,430	165,914

Total current liabilities	1,763,184	2,796,153

LONG-TERM LIABILITIES:
Other non-current liabilities	9,137	11,465

Total liabilities	1,772,321	2,807,618

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2006 and 2005, 11,481,512 shares issued and outstanding in 2006 and 2005	11,482	11,482
Additional paid-in capital	31,313,240	31,373,292
Accumulated deficit	(24,156,895)	(23,624,504)

Total stockholders’ equity	7,167,827	7,760,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,940,148	$10,567,888

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET REVENUE:
FinePoint	$1,565,369	$—
Duraswitch:
Related party — Delphi	—	102,345
Non-related parties	152,626	104,304

Total net revenue	1,717,995	206,649

COST OF GOODS SOLD:
FinePoint	1,190,016	—
Duraswitch	61,768	45,697

Total cost of goods sold	1,251,784	45,697

Gross profit	466,211	160,952

OPERATING EXPENSES:
Selling, general and administrative	716,778	462,331
Research, development and commerical application engineering	311,899	124,499

Total operating expenses	1,028,677	586,830

LOSS FROM OPERATIONS	(562,466)	(425,878)

OTHER INCOME — Net	30,075	14,103

NET LOSS	$(532,391)	$(411,775)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	11,481,512	9,614,673

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(532,391)	$(411,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,452	47,757
Stock compensation	7,390	—
Changes in operating assets and liabilities:
Accounts receivable	485,057	13,572
Inventory	(540,109)	5,689
Prepaid expenses and other current assets	(25,948)	(23,558)
Accounts payable	(527,374)	(16,051)
Accrued salaries and benefits	(192,582)	27,236
Other accrued expenses and other current liabilities	(209,246)	(22,875)
Other non-current liabilities	(2,328)	(1,750)
Deferred licensing revenue	(12,725)	(113,822)

Net cash used in operating activities	(1,450,804)	(495,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of obligation to Active Recognition Technologies, Inc.	—	(110,000)
Increase in patents	(13,313)	(10,954)
Purchases of property and equipment	(115,047)	—

Net cash used in investing activities	(128,360)	(120,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	(158,484)	—

Net cash used in financing activities	(158,484)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,737,648)	(616,531)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,022,734	2,832,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,285,086	$2,215,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,330	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

Fees accrued in connection with the registration of stock previously issued	$67,442	$—

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
2. NEW ACCOUNTING PRONOUNCEMENTS
     On January 1, 2006, the Company adopted the following new accounting pronouncements that did not have a material impact on its financial position or results of operation: Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4, Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29, Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements.
3. STOCK BASED COMPENSATION
     As of March 31, 2006, the Company has four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. As of March 31, 2006, the Company has only granted nonqualified stock options. Options are granted at the market price on the date the grant is approved by the Compensation Committee and have a ten-year term. The stock options for Directors and Executive Officers typically vest within 30 days of grant. Options granted to non-Directors and non-Executive Officers in 2006 vest in two installments over a 22 month period. At March 31, 2006, 151,687 shares of the Company’s registered common stock were available for grant under the plans.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.
     Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     Compensation cost recognized in the three months ended March 31, 2006 was $7,390, net of $0 tax benefit and is the same as would have been recognized had the provisions of SFAS 123R been applied from its original effective date. The estimated value of the options granted during 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.74%
Weighted average volatility	87%
Dividend yield	0%
Years until exercise	3
     The following table reflects the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(532,391)	$(411,775)
Add: Stock based compensation recorded as expense	$7,390
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(7,390)	—

Pro forma net loss	$(532,391)	$(411,775)

Loss per share:
Basic and diluted, as reported	$(0.05)	$(0.04)

Basic and diluted, pro forma	$(0.05)	$(0.04)

     Option activity under the Company’s stock option plans during the three months ended March 31, 2006 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2005	1,351,056	$7.16
Granted	50,000	$2.95
Exercised	—	$—
Expired or terminated	—	$—

Outstanding, March 31, 2006	1,401,056	$7.01

Exercisable, March 31, 2006	1,351,056	$7.16

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2006 was 6.0 years and $456,753 and for options exercisable at March 31, 2006 was 6.2 years and $469,753.
     As of March 31, 2006, $77,923 of unrecognized compensation cost related to stock options is expected to be recognized over 1.75 years. The grant date weighted average fair value of options granted during the three month periods ended March 31, 2006 and March 31, 2005 was $1.71 and $0, respectively.
4. CONCENTRATIONS
     In the three months ended March 31, 2006, sales to Quanta, who serves as an ODM supplier to Gateway, Inc., represented 86% of total net revenue and amounted to $1,470,000.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.

     Inventory consists of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$1,723,534	$705,602
Finished goods	127,652	605,475

Inventory	$1,851,186	$1,311,077

6. PATENTS
     Amortization expense for patents was $32,683 and $12,030 for the three months ended March 31, 2006 and 2005, respectively. The estimated amortization expense for existing patents is $136,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	March 31,	December 31,
	2006	2005
Patents	$1,712,787	$1,699,474
Accumulated amortization	(343,004)	(310,321)

Patents – net	$1,369,783	$1,389,153

7. INCOME TAXES
     The Company has net operating loss carryforwards for federal income tax purposes of $22.1 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $15.0 million which expire in 2006 through 2010. The Company has fully provided a valuation allowance against its deferred tax asset.
8. LOSS PER COMMON SHARE
     Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. All stock options and warrants were anti-dilutive and totaled 1,910,147 and 1,030,956 at March 31, 2006 and 2005, respectively.
9. LINES OF BUSINESS
     As of March 31, 2006, the Company had two reportable segments: Duraswitch and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its MagicPoint® digital stream computing pen technology to computer manufacturers. The Company acquired the FinePoint segment on September 1, 2005 and therefore reflects FinePoint’s operating results beginning that date. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and footnotes included in the Company’s 2005 annual report on Form 10-KSB.

	Three months ended March 31, 2006
	Duraswitch	FinePoint	Corporate	Total
Revenues	$152,626	$1,565,369	$—	$1,717,995
Cost of goods sold	61,768	1,190,016	—	1,251,784

Gross profit	90,858	375,353		466,211

Selling, general and administrative	45,082	245,152	426,544	716,778
Research, development and application engineering	111,130	200,769	—	311,899

Operating loss	$(65,354)	$(70,568)	$(426,544)	$(562,466)

	March 31, 2006
	Duraswitch	FinePoint	Corporate	Total
Goodwill	$443,874	$877,366	$—	$1,321,240

Total assets	$1,676,657	$4,492,536	$2,770,955	$8,940,148

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this report will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
     Revenue Recognition. Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured.

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
     Our FinePoint segment manufactures digital computing pens and LCD digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time we deliver products to our customers.
     Inventory Valuation. Our inventory is primarily comprised of raw materials that are used in the manufacture of digital pens and LCD digitizers and licensed switch components. We state inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.
     Impairment or Disposal of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and goodwill. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.
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
Results of Operations
     Net Revenue. The following table summarizes our net revenue:

	Three months ended March 31,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$1,565,369	$—	$1,565,369	—
Duraswitch	152,626	206,649	(54,023)	(26%)

Total Net Revenue	$1,717,995	$206,649	$1,511,346	731%

     The increase for the three-month period is primarily due to the September 1, 2005 acquisition of FinePoint.

     Net FinePoint Revenue. Revenue related to one customer was $1.47 million for the three month period and represented 94% of net FinePoint revenue. We had open purchase orders from this customer for a total of $216,000 million at March 31, 2006. Subsequent to March 31, 2006, and through April 30, 2006, we have received additional purchase orders from this customer totaling $1.5 million.
     Net Duraswitch Revenue. For the three months ended March 31, 2006 and 2005, recognition of revenue from the Delphi license agreement generated $0 and $102,345 of Duraswitch licensing revenue representing 0% and 50% of Duraswitch licensing revenue, respectively. The increase in non-Delphi revenue was primarily due to increased sales of royalty-bearing PushGate and thiNcoder rotor licensed components.
     The 2005 Delphi revenue represented the recognition of revenue from the Delphi license agreement. Due to Delphi’s bankruptcy filing, the exclusive license agreement was cancelled in October 2005 and we have subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement that was cancelled in 2005. The ultimate outcome of our claim can not be determined at this time.
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
     Cost of Goods Sold. The following table summarizes our cost of goods sold (COGS):

	Three months ended March 31,
	2006	2005	Increase	Increase %
FinePoint	$1,190,016	$—	$1,190,016	—
Duraswitch	61,768	45,697	16,071	35%

Total COGS	$1,251,784	$45,697	$1,206,087	2639%

     The increase for the three month period was primarily the result of FinePoint’s sale of digital pens and LCD digitizers. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and LCD digitizers, sales of licensed component, and royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us.
     FinePoint COGS. FinePoint COGS relates to the production of FinePoint’s MagicPoint digital stream computing pens and LCD digitizers. We anticipate that FinePoint COGS will increase as FinePoint revenue increases. We anticipate that FinePoint per unit COGS will decrease as the manufacturing process matures.
     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed switch components and other switch materials which are sold to licensees. The increase for the three months is primarily related to increased sales of royalty bearing licensed switch components sold to licensees to be used in the manufacture of PushGate and thiNcoder rotary switches.
     Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Three months ended March 31,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$245,152	$—	$245,152	—
Duraswitch	45,082	129,021	(83,939)	(65%)
Corporate	426,544	333,310	93,234	28%

Total SG&A	$716,778	$462,331	$254,447	55%

     FinePoint SG&A. FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs.

     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The decrease is primarily due to a decrease in personnel in the Duraswitch segment.
     Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs. The increase is primarily due to increased business development costs, increased professional fees and higher allocation occupancy costs.
     Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Three months ended March 31,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$200,769	$—	$200,769	—
Duraswitch	111,130	124,499	(13,369)	(11%)

Total R&D	$311,899	$124,499	$187,400	151%

     FinePoint R&D. FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies.
     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies.
     Other Income – Net. Other income — net was $30,075 for the three months ended March 31, 2006, compared to $14,103 for the three months ended March 31, 2005. The increase was due to increased interest income as a result of higher interest rates and higher average cash balances.
Liquidity and Capital Resources
     We had cash and cash equivalents of $2,285,086 on March 31, 2006. Additionally, we had a $400,000 restricted short-term certificate of deposit which was pledged as collateral for a standby letter of credit.
     Net cash used in operating activities was $1,450,804 for the three months ended March 31, 2006. The cash used in operating activities was primarily to acquire key custom long-lead inventory items for the FinePoint subsidiary and for operating expenses.
     Net cash used in investing activities was $128,360 for the three months ended March 31, 2006. The net cash used in investing activities was primarily due to purchases of custom tooling at FinePoint.
     Net cash used in financing activities was $158,484 for the three months ended March 31, 2006. The net cash used in financing activities was primarily related to the final payments on the FinePoint notes payable.
     We have net operating loss carryforwards for federal income tax purposes of $22.1 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $15.0 million which expire in 2006 through 2010. We have provided a full valuation allowance against our deferred tax asset.
     In the first quarter we made significant purchases of custom long-lead inventory items for the FinePoint subsidiary. We do not anticipate increasing our inventory at the same rate in future quarters unless we acquire a significant amount of additional business. In addition, due to the backlog of orders, we expect to generate additional revenues and reduce our inventory levels. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

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
     Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

InPlay Technologies, Inc. (Registrant)
Date: May 5, 2006	By:	/s/ Robert J. Brilon
Robert J. Brilon, President & Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002