Form 10QSB
period 2006-06-30
InPlay Technologies, Inc.
filed 2006-08-11
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0308867 (I.R.S. Employer Identification No.)
234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
Duraswitch Industries, Inc.
(Former name)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 10, 2006 there were 11,498,473 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,624,029	$4,022,734
Restricted short-term investment	400,000	400,000
Accounts receivable	1,655,698	1,460,169
Inventory (Note 5)	1,785,698	1,311,077
Prepaid expenses and other current assets	88,436	87,071

Total current assets	5,553,861	7,281,051

PROPERTY AND EQUIPMENT — Net	631,534	557,145
GOODWILL	1,321,240	1,321,240
PATENTS — Net (Note 6)	1,346,969	1,389,153
OTHER ASSETS	19,299	19,299

TOTAL ASSETS	$8,872,903	$10,567,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,664,158	$1,496,780
Accrued salaries and benefits	280,736	510,794
Other accrued expenses and other current liabilities	326,221	539,786
Deferred revenue — other	34,370	82,879
Current portion notes payable and capital leases	4,014	165,914

Total current liabilities	2,309,499	2,796,153

LONG-TERM LIABILITIES:
Other non-current liabilities	6,816	11,465

Total liabilities	2,316,315	2,807,618

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2006 and 2005, 11,498,473 and 11,481,512 shares issued and outstanding in 2006 and 2005, respectively	11,499	11,482
Additional paid-in capital	31,385,630	31,373,292
Accumulated deficit	(24,840,541)	(23,624,504)

Total stockholders’ equity	6,556,588	7,760,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,872,903	$10,567,888

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET REVENUE:
FinePoint	$2,370,694	$—	$3,936,063	$—
Duraswitch:
Related party — Delphi	—	2,102,243	—	2,204,588
Non-related parties	180,456	134,301	333,082	238,605

Total net revenue	2,551,150	2,236,544	4,269,145	2,443,193

COST OF GOODS SOLD:
FinePoint	2,110,291	—	3,300,307	—
Duraswitch	74,080	63,157	135,848	108,854

Total cost of goods sold	2,184,371	63,157	3,436,155	108,854

Gross profit	366,779	2,173,387	832,990	2,334,339

OPERATING EXPENSES:
Selling, general and administrative	743,490	703,584	1,460,268	1,165,915
Research, development and commercial application engineering	325,279	111,271	637,178	235,770

Total operating expenses	1,068,769	814,855	2,097,446	1,401,685

INCOME (LOSS) FROM OPERATIONS	(701,990)	1,358,532	(1,264,456)	932,654

OTHER INCOME — Net	18,344	13,661	48,419	27,764

NET INCOME (LOSS)	$(683,646)	$1,372,193	$(1,216,037)	$960,418

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$(0.06)	$0.14	$(0.11)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	11,491,896	9,614,673	11,486,733	9,614,673

DILUTED	11,491,896	9,665,367	11,486,733	9,684,120

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,216,037)	$960,418
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	167,581	93,988
Stock compensation	42,264	—
Changes in operating assets and liabilities:
Accounts receivable	(195,529)	(2,044,200)
Inventory	(474,621)	11,340
Prepaid expenses and other current assets	(1,365)	(37,341)
Accounts payable	126,006	3,604
Accrued salaries and benefits	(230,058)	24,138
Other accrued expenses and other current liabilities	(151,299)	166,889
Other non-current liabilities	(4,649)	(3,507)
Deferred revenue	(48,509)	(218,484)

Net cash used in operating activities	(1,986,216)	(1,043,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of obligation to Active Recognition Technologies, Inc.	—	(110,000)
Increase in patents	(23,474)	(18,129)
Purchases of property and equipment	(176,312)	—

Net cash used in investing activities	(199,786)	(128,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments in connection with the registration of stock previously issued	(77,083)	—
Net proceeds from issuance of stock	26,280	—
Principal payments on capital leases and notes payable	(161,900)	—

Net cash used in financing activities	(212,703)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(2,398,705)	(1,171,284)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,022,734	2,832,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,624,029	$1,661,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$2,670	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

Fees accrued in connection with the registration of stock previously issued	$20,894	$—

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the annual financial statements of InPlay Technologies, Inc., formerly Duraswitch Industries, Inc. (the “Company”). Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not indicative of the results of operations for the full year.
2. NEW ACCOUNTING PRONOUNCEMENTS
     On January 1, 2006, the Company adopted the following new accounting pronouncements that did not have a material impact on its financial position or results of operation: Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4; Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29; Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements.
3. STOCK BASED COMPENSATION
     As of June 30, 2006, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. As of June 30, 2006, the Company had granted nonqualified stock options and restricted common stock. Options are granted at the market price of our common stock on the date the grant is approved by the Compensation Committee and have ten-year terms. The stock options for directors and executive officers typically vest within 30 days of grant. In May 2006, the Compensation Committee increased compensation for the Chairman of the Board, effective as of the second fiscal quarter of 2006, to include grants of $2,500 worth of non-registered restricted stock for each quarter of service, with each award vesting one year from the date of grant. At June 30, 2006, 146,426 shares of the Company’s registered common stock were available for grant under the plans.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.
     Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     Compensation cost recognized in the three and six months ended June 30, 2006 was $34,874 and $42,264, respectively, net of $0 tax benefit and is the same as would have been recognized had the provisions of SFAS 123R been applied from its original effective date. The estimated value of the options granted during 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.74%
Weighted average volatility	87%
Dividend yield	0%
Years until exercise	3
     The following table reflects the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss), as reported	$(683,646)	$1,372,193	$(1,216,037)	$960,418
Add: Stock based compensation recorded as expense	34,874	—	42,264	—
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(34,874)	(151,597)	(42,264)	(151,597)

Pro forma net income (loss)	$(683,646)	$1,220,596	$(1,216,037)	$808,821

Income (loss) per share:
Basic, as reported	$(0.06)	$0.14	$(0.11)	$0.10

Basic, pro forma	$(0.06)	$0.13	$(0.11)	$0.08

Diluted, as reported	$(0.06)	$0.14	$(0.11)	$0.10

Diluted, pro forma	$(0.06)	$0.13	$(0.11)	$0.08

     Option activity under the Company’s stock option plans during the six months ended June 30, 2006 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2005	1,351,056	$7.16
Granted	75,000	$2.88
Exercised	(16,000)	$1.64
Expired or terminated	(20,700)	$6.66

Outstanding, June 30, 2006	1,389,356	$7.00

Exercisable, June 30, 2006	1,339,356	$6.89

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at June 30, 2006 was 5.75 years and $858,125 and for options exercisable at June 30, 2006 was 5.61 years and $858,125.
     As of June 30, 2006, $0 of compensation cost related to unvested stock options is expected to be recognized. The grant date weighted average fair value of options granted during the three and six month periods ended June 30, 2006 was $1.59 and $1.71 respectively.
4. CONCENTRATIONS
     In the three months ended June 30, 2006, sales to Quanta, who serves as an ODM supplier to Gateway, Inc., represented 87% of total net revenue and amounted to $2,225,000. For the six months ended June 30, 2006, sales to Quanta were $3,695,000 or 87% of total net revenue

5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consists of the following:

	June 30, 2006	December 31, 2005
Raw materials	$1,596,648	$705,602
Finished goods	189,050	605,475

Inventory	$1,785,698	$1,311,077

6. PATENTS
     Amortization expense for patents was $32,975 and $12,300 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense for patents was $65,658 and $24,330 for the six months ended June 30, 2006 and 2005, respectively. The estimated amortization expense for existing patents is $136,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	June 30, 2006	December 31, 2005
Patents	$1,722,948	$1,699,474
Accumulated amortization	(375,979)	(310,321)

Patents — net	$1,346,969	$1,389,153

7. INCOME TAXES
     The Company has net operating loss carryforwards for federal income tax purposes of $22.1 million, which expire in 2011 through 2025, and net operating loss carryforwards for state income tax purposes of $15.0 million, which expire in 2006 through 2010. The Company has fully provided a valuation allowance against its deferred tax asset.
8. INCOME (LOSS) PER COMMON SHARE
     Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares and share equivalents outstanding, which, in periods with net income, includes the assumed exercise of options computed using the treasury stock method. For the three and six months ended June 30, 2006, all vested stock options and warrants were anti-dilutive and totaled 1,898,447. For the three and six months ended June 30, 2005, 1,028,756 and 900,456, shares respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
9. LINES OF BUSINESS
     As of June 30, 2006, the Company had two reportable segments: Duraswitch and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its MagicPoint® digital stream computing pen technology to computer manufacturers. The Company acquired the FinePoint segment on September 1, 2005 and therefore reflects FinePoint’s operating results beginning on that date. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

	Three months ended June 30, 2006
	FinePoint	Duraswitch	Corporate	Total
Revenues	$2,370,694	$180,456	$—	$2,551,150
Cost of goods sold	2,110,291	74,080	—	2,184,371

Gross profit	260,403	106,376	—	366,779

Selling, general and administrative	221,979	66,339	455,172	743,490
Research, development and application engineering	220,877	104,402	—	325,279

Operating loss	$(182,453)	$(64,365)	$(455,172)	$(701,990)

	Six months ended June 30, 2006
	FinePoint	Duraswitch	Corporate	Total
Revenues	$3,936,063	$333,082	$—	$4,269,145
Cost of goods sold	3,300,307	135,848	—	3,436,155

Gross profit	635,756	197,234	—	832,990

Selling, general and administrative	467,131	111,421	881,716	1,460,268
Research, development and application engineering	421,646	215,532	—	637,178

Operating loss	$(253,021)	$(129,719)	$(881,716)	$(1,264,456)

	June 30, 2006
	FinePoint	Duraswitch	Corporate	Total
Goodwill	$877,366	$443,874	$—	$1,321,240

Total assets	$5,146,960	$1,635,548	$2,090,395	$8,872,903

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
     Revenue Recognition. Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per-switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured.
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
     Impairment of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and goodwill. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.
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
     We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, we performed our annual impairment test in December 2005 and found no impairment in our existing goodwill balances.

Results of Operations
     Net Revenue. The following tables summarize our net revenue:

	Three months ended June 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$2,370,694	$—	$2,370,694	—
Duraswitch	180,456	2,236,544	(2,056,088)	(92%)

Total net revenue	$2,551,150	$2,236,544	$314,606	14%

	Six months ended June 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$3,936,063	$—	$3,936,063	—
Duraswitch	333,082	2,443,193	(2,110,111)	(86%)

Total net revenue	$4,269,145	$2,443,193	$1,825,952	75%

     The increase for the three and six-month periods is primarily due to the September 1, 2005 acquisition of FinePoint.
     Net FinePoint Revenue. Revenue related to one customer was $2.2 million for the three-month period, or 94% of net FinePoint revenue, and $3.7 million for the six-month period, or 94% of net FinePoint revenue.
     Net Duraswitch Revenue. For the three months ended June 30, 2006 and 2005, recognition of revenue from the Delphi license agreement generated $0 and $2,102,243 of Duraswitch licensing revenue representing 0% and 94% of Duraswitch licensing revenue, respectively. For the six months ended June 30, 2006 and 2005, recognition of revenue from the Delphi license agreement represented $0 and $2,204,588 of Duraswitch licensing revenue, representing 0% and 90% of Duraswitch licensing revenue, respectively. The increase in non-Delphi revenue for the three and six-month periods was primarily due to increased sales of thiNcoder rotor licensed components and rotor royalties.
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
     Cost of Goods Sold. The following tables summarize our cost of goods sold (COGS):

	Three months ended June 30,
	2006	2005	Increase	Increase %
FinePoint	$2,110,291	$—	$2,110,291	—
Duraswitch	74,080	63,157	10,923	17%

Total COGS	$2,184,371	$63,157	$2,121,214	3359%

	Six months ended June 30,
	2006	2005	Increase	Increase %
FinePoint	$3,300,307	$—	$3,300,307	—
Duraswitch	135,848	108,854	26,994	25%

Total COGS	$3,436,155	$108,854	$3,327,301	3057%

     The increase for the three and six-month periods was primarily the result of FinePoint’s sale of digital pens and LCD digitizers. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and LCD digitizers, sales of licensed components, and royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us.
     FinePoint COGS. FinePoint COGS relates to the production of FinePoint’s MagicPoint digital stream computing pens and LCD digitizers. We anticipate that FinePoint COGS will increase as FinePoint revenue increases. FinePoint COGS as a percentage of FinePoint revenue increased during the three months ended June 30, 2006 to 89 percent from 76 percent in the three months ended March 31, 2006. The increase was primarily related to substantial late delivery penalties invoiced by Gateway, our contract manufacturer’s production yield and scrap costs, materials that were written down as a result of moving to RoHS lead-free compliant production, expedite costs to accelerate second fiscal quarter production to meet demand, and a decrease in the second quarter of the price of our product paid by our major customer.
     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed switch components and other switch materials which are sold to licensees. The increase for the three and six month periods is primarily related to increased sales of switch components sold to licensees to be used in the manufacture of royalty-bearing thiNcoder rotary switches.
     Selling, General and Administrative Expenses. The following tables summarize our selling, general and administrative expenses (SG&A):

	Three months ended June 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$221,979	$—	$221,979	—
Duraswitch	66,339	255,608	(189,269)	(74%)
Corporate	455,172	447,976	7,196	2%

Total SG&A	$743,490	$703,584	$39,906	6%

	Six months ended June 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$467,131	$—	$467,131	—
Duraswitch	111,421	384,629	(273,208)	(71%)
Corporate	881,716	781,286	100,430	13%

Total SG&A	$1,460,268	$1,165,915	$294,353	25%

     FinePoint SG&A. FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs.
     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The decrease is primarily due to decreased commissions and fees associated with the recognition of the Delphi minimum royalty in 2005.
     Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs. The increase is primarily due to increased business development costs, increased professional fees and higher allocation of occupancy costs.
     Research, Development and Commercial Application Engineering Expenses. The following tables summarize our research, development and commercial application engineering expenses (R&D):

	Three months ended June 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$220,877	$—	$220,877	—
Duraswitch	104,402	111,271	(6,869)	(6%)

Total R&D	$325,279	$111,271	$214,008	192%

	Six months ended June 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease) %
FinePoint	$421,646	$—	$421,646	—
Duraswitch	215,532	235,770	(20,238)	(9%)

Total R&D	$637,178	$235,770	$401,408	170%

     FinePoint R&D. FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies.
     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies.
     Other Income — net. Other income — net was $18,344 for the three months ended June 30, 2006, compared to $13,661 for the three months ended June 30, 2005. Other income — net was $48,419 for the six months ended June 30, 2006, compared to $27,764 for the six months ended June 30, 2005.
Liquidity and Capital Resources
     We had cash and cash equivalents of $1,624,029 on June 30, 2006. Additionally, we had a $400,000 restricted short-term certificate of deposit which was pledged as collateral for a standby letter of credit which expires in December 2006.
     Net cash used in operating activities was $1,986,216 for the six months ended June 30, 2006. The cash used in operating activities consisted primarily of cash used for operating expenses and to acquire key long-lead inventory items for the FinePoint subsidiary.
     Net cash used in investing activities was $199,786 for the six months ended June 30, 2006. The net cash used in investing activities was primarily due to purchases of custom tooling at FinePoint.
     Net cash used in financing activities was $212,703 for the six months ended June 30, 2006. The net cash used in financing activities was primarily related to the final payments on the FinePoint notes payable and fees paid in connection with the registration of previously issued stock.
     We have net operating loss carryforwards for federal income tax purposes of $22.1 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $15.0 million which expire in 2006 through 2010. We have provided a full valuation allowance against our deferred tax asset.
     In the six months ended June 30, 2006, we made significant purchases of custom long-lead inventory items for the FinePoint subsidiary. We do not anticipate increasing our inventory at the same rate in future quarters unless we acquire a significant amount of additional business. In addition, due to the backlog of orders, we expect to generate additional revenues and reduce our inventory levels. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.
Item 4. Controls and Procedures.
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.
     Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     At our annual meeting of stockholders, held May 19, 2006, the following actions were taken:
•	The following directors were elected to serve a three-year term expiring in 2009:

	Votes for	Votes withheld
John W. Hail	7,465,810	22,443

William E. Peelle	7,466,950	21,303
•	Stockholders ratified the appointment of Deloitte and Touche, LLP as our independent registered public accountants for the year ending December 31, 2006 with 7,481,759 shares in favor, 5,469 shares against and 1,025 abstentions and broker non-votes.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.
(Registrant)

Date: August 10, 2006	By:	/s/ Robert J. Brilon
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