Form 10QSB
period 2006-09-30
InPlay Technologies, Inc.
filed 2006-11-14
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
Duraswitch Industries, Inc.
(Former name)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of November 10, 2006 there were 11,500,591 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,743,757	$4,022,734
Restricted short-term investment	400,000	400,000
Accounts receivable	998,802	1,460,169
Inventory (Note 5)	2,195,052	1,311,077
Prepaid expenses and other current assets	110,691	87,071

Total current assets	5,448,302	7,281,051

PROPERTY AND EQUIPMENT — Net	591,070	557,145
GOODWILL	1,321,240	1,321,240
PATENTS — Net (Note 6)	1,337,845	1,389,153
OTHER ASSETS	19,299	19,299

TOTAL ASSETS	$8,717,756	$10,567,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,380,336	$1,496,780
Accrued salaries and benefits	326,955	510,794
Other accrued expenses and other current liabilities	672,741	539,786
Deferred revenue — other	25,526	82,879
Current portion notes payable and capital leases	2,600	165,914

Total current liabilities	2,408,158	2,796,153

LONG-TERM LIABILITIES:
Other non-current liabilities	4,499	11,465

Total liabilities	2,412,657	2,807,618

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2006 and 2005, 11,500,591 and 11,481,512 shares issued and outstanding in 2006 and 2005, respectively	11,500	11,482
Additional paid-in capital	31,391,472	31,373,292
Accumulated deficit	(25,097,873)	(23,624,504)

Total stockholders’ equity	6,305,099	7,760,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,717,756	$10,567,888

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET REVENUE:
FinePoint	$2,885,685	$574,384	$6,821,748	$574,384
Duraswitch:
Related party — Delphi	—	102,345	—	2,306,933
Non-related parties	203,631	142,443	536,713	381,048

Total net revenue	3,089,316	819,172	7,358,461	3,262,365

COST OF GOODS SOLD:
FinePoint	2,212,391	463,559	5,512,698	463,559
Duraswitch	71,758	73,224	207,606	182,078

Total cost of goods sold	2,284,149	536,783	5,720,304	645,637

Gross profit	805,167	282,389	1,638,157	2,616,728

OPERATING EXPENSES:
Selling, general and administrative	745,038	541,284	2,205,306	1,707,199
Research, development and commerical application engineering	340,878	168,838	978,056	404,608

Total operating expenses	1,085,916	710,122	3,183,362	2,111,807

INCOME (LOSS) FROM OPERATIONS	(280,749)	(427,733)	(1,545,205)	504,921

OTHER INCOME — Net	23,417	16,943	71,836	44,707

NET INCOME (LOSS)	$(257,332)	$(410,790)	$(1,473,369)	$549,628

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.02)	$(0.04)	$(0.13)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	11,498,496	9,799,764	11,490,697	9,677,048

DILUTED	11,498,496	9,799,764	11,490,697	9,739,334

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,473,369)	$549,628
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	252,715	156,551
Stock compensation	48,107	—
Loss on disposal of equipment	124	—
Changes in operating assets and liabilities:
Accounts receivable	461,367	(683,624)
Inventory	(883,975)	(54,206)
Prepaid expenses and other current assets	(23,620)	(18,364)
Accounts payable	(116,444)	394,904
Accrued salaries and benefits	(183,839)	78,278
Other accrued expenses and other current liabilities	132,955	69,709
Other non-current liabilities	(6,966)	(5,264)
Deferred revenue	(57,353)	(339,922)

Net cash provided by (used in) operating activities	(1,850,298)	147,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of obligation to Active Recognition Technologies, Inc.	—	(110,000)
Increase in patents	(48,244)	(29,226)
Funding of FinePoint Innovations, Inc. acquisition, net of cash acquired	—	(506,522)
Purchase of short-term investment	—	(400,000)
Purchases of property and equipment	(187,212)	(7,971)

Net cash used in investing activities	(235,456)	(1,053,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments in connection with the registration of stock previously issued	(56,189)	—
Net proceeds from issuance of stock	26,280	—
Principal payments on capital leases and notes payable	(163,314)	(3,801)

Net cash used in financing activities	(193,223)	(3,801)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,278,977)	(909,830)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,022,734	2,832,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,743,757	$1,922,625

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Fair value of FinePoint Innovations, Inc. assets acquired		$2,348,745
Less consideration given:
Cash advances converted into FinePoint Innovations, Inc. equity		161,937
Cash paid at closing in settlement of certain assumed liabilities, net of cash acquired		309,761
Acquisition costs		95,157
Unregistered common stock issued		800,331

Liabilities assumed, net of payments		$981,559

Cash paid for interest	$2,726	$484

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
3. STOCK BASED COMPENSATION
     As of September 30, 2006, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. As of September 30, 2006, the Company had granted nonqualified stock options and restricted common stock. Options are granted at the market price of our common stock on the date the grant is approved by the Compensation Committee and have ten-year terms. The stock options for directors and executive officers typically vest within 30 days of grant. In May 2006, the Compensation Committee increased compensation for the Chairman of the Board, effective as of the second fiscal quarter of 2006, to include grants of $2,500 worth of non-registered restricted stock for each quarter of service, with each award vesting one year from the date of grant. At September 30, 2006, 129,308 shares of the Company’s registered common stock were available for grant under the plans.
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

     Compensation cost recognized in the three and nine months ended September 30, 2006 was $5,843 and $48,107, respectively, net of $0 tax benefit and is the same as would have been recognized had the provisions of SFAS 123R been applied from its original effective date. The estimated value of the options granted during 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.69-4.85%
Weighted average volatility	76-87%
Dividend yield	0%
Years until exercise	3
     The following table reflects the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss), as reported	$(257,332)	$(410,790)	$(1,473,369)	$549,628
Add: Stock based compensation recorded as expense	5,843	—	48,107	—
Less: Total stock-based employee expense determined under fair value based method for all awards, net of related tax effects	(5,843)	(5,006)	(48,107)	(156,604)

Pro forma net income (loss)	$(257,332)	$(415,796)	$(1,473,369)	$393,024

Income (loss) per share:
Basic, as reported	$(0.02)	$(0.04)	$(0.13)	$0.06

Basic, pro forma	$(0.02)	$(0.04)	$(0.13)	$0.04

Diluted, as reported	$(0.02)	$(0.04)	$(0.13)	$0.06

Diluted, pro forma	$(0.02)	$(0.04)	$(0.13)	$0.04

     Option activity under the Company’s stock option plans during the nine months ended September 30, 2006 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2005	1,351,056	$7.16
Granted	140,000	$2.30
Exercised	(16,000)	$1.64
Expired or terminated	(70,700)	$4.04

Outstanding, September 30, 2006	1,404,356	$6.89

Exercisable, September 30, 2006	1,339,356	$7.15

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at September 30, 2006 was 5.56 years and $19,110 and for options exercisable at September 30, 2006 was 5.83 years and $19,110.
     As of September 30, 2006, $52,511 of compensation cost related to unvested stock options is expected to be recognized. The grant date weighted average fair value of options granted during the three and nine-month periods ended September 30, 2006 was $1.16 and $1.06 respectively.
4. CONCENTRATIONS
     In the three months ended September 30, 2006, sales to Gateway, Inc. and Quanta, who serves as an original design manufacturer (ODM) for Gateway, represented 93% of total net revenue and amounted to $2,871,892. For the nine months ended September 30, 2006, sales to Gateway Inc. and Quanta were $6,604,454 or 90% of total net revenue.

5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consists of the following:

	September 30, 2006	December 31, 2005
Raw materials	$1,735,033	$705,602
Finished goods	460,019	605,475

Inventory	$2,195,052	$1,311,077

6. PATENTS
     Amortization expense for patents was $33,894 and $21,208 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense for patents was $99,552 and $45,538 for the nine months ended September 30, 2006 and 2005, respectively. The estimated amortization expense for existing patents is $136,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	September 30, 2006	December 31, 2005
Patents	$1,747,718	$1,699,474
Accumulated amortization	(409,873)	(310,321)

Patents — net	$1,337,845	$1,389,153

7. INCOME TAXES
     The Company has net operating loss carryforwards for federal income tax purposes of $21.1 million, which expire in 2011 through 2025, and net operating loss carryforwards for state income tax purposes of $15.6 million, which expire in 2006 through 2010. The Company has fully provided a valuation allowance against its deferred tax asset.
8. INCOME (LOSS) PER COMMON SHARE
     Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the combined weighted average number of shares and share equivalents outstanding, which, in periods with net income, includes the assumed exercise of options computed using the treasury stock method. For the three and nine months ended September 30, 2006, all vested stock options and warrants were anti-dilutive and totaled 1,848,447. For the nine months ended September 30, 2005, 720,456 shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
9. LINES OF BUSINESS
     As of September 30, 2006, the Company had two reportable segments: Duraswitch® and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its MagicPoint® digital stream computing pen technology to computer manufacturers. The Company acquired the FinePoint segment on September 1, 2005 and therefore reflects FinePoint’s operating results beginning on that date. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

	Three months ended September 30, 2006
	FinePoint	Duraswitch	Corporate	Total
Revenues	$2,885,685	$203,631	$—	$3,089,316
Cost of goods sold	2,212,391	71,758	—	2,284,149

Gross profit	673,294	131,873	—	805,167

Selling, general and administrative	261,295	56,827	426,916	745,038
Research, development and application engineering	234,372	106,506	—	340,878

Operating income (loss)	$177,627	$(31,460)	$(426,916)	$(280,749)

	Nine months ended September 30, 2006
	FinePoint	Duraswitch	Corporate	Total
Revenues	$6,821,748	$536,713	$—	$7,358,461
Cost of goods sold	5,512,698	207,606	—	5,720,304

Gross profit	1,309,050	329,107	—	1,638,157

Selling, general and administrative	728,426	168,248	1,308,632	2,205,306
Research, development and application engineering	656,018	322,038	—	978,056

Operating loss	$(75,394)	$(161,179)	$(1,308,632)	$(1,545,205)

	September 30, 2006
	FinePoint	Duraswitch	Corporate	Total
Goodwill	$877,366	$443,874	$—	$1,321,240

Total assets	$4,922,900	$1,584,104	$2,210,752	$8,717,756

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

Results of Operations
     Net Revenue. The following tables summarize our net revenue:

	Three months ended September 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease)%
FinePoint	$2,885,685	$574,384	$2,311,301	402%
Duraswitch	203,631	244,788	(41,157)	(17%)

Total net revenue	$3,089,316	$819,172	$2,270,144	277%

	Nine months ended September 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease)%
FinePoint	$6,821,748	$574,384	$6,247,364	1088%
Duraswitch	536,713	2,687,981	(2,151,268)	(80%)

Total net revenue	$7,358,461	$3,262,365	$4,096,096	126%

     The increase for the three and nine-month periods is primarily due to the September 1, 2005 acquisition of FinePoint.
     Net FinePoint Revenue. Revenue related to one customer (see Note 4 to the Financial Statements) was $2,871,892 for the three-month period, or 99.5% of net FinePoint revenue, and $6,604,454 for the nine-month period, or 96.8% of net FinePoint revenue. Based on the customer’s most recent forecasts, we expect a significant decline in FinePoint revenue in the fourth quarter of 2006 when compared to the third quarter, and we expect FinePoint revenue to continue at this lower level into 2007. We will continue our attempts to win additional business from this customer, and obtain new customers for FinePoint’s products.
     Net Duraswitch Revenue. For the three months ended September 30, 2006 and 2005, recognition of revenue from the Delphi license agreement generated $0 and $102,345 of Duraswitch licensing revenue representing 0% and 42% of Duraswitch licensing revenue, respectively. For the nine months ended September 30, 2006 and 2005, recognition of revenue from the Delphi license agreement represented $0 and $2,306,933 of Duraswitch licensing revenue, representing 0% and 86% of Duraswitch licensing revenue, respectively. The increase in non-Delphi revenue for the three and nine-month periods was primarily due to increased sales of thiNcoder rotor licensed components and rotor royalties.
     The 2005 Delphi revenue represented the recognition of revenue from the Delphi license agreement. Due to Delphi’s bankruptcy filing, the exclusive license agreement was cancelled in October 2005 and we have subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement that was cancelled in 2005. The ultimate outcome of our claim cannot be determined at this time.
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
     Cost of Goods Sold. The following tables summarize our cost of goods sold (COGS):

	Three months ended September 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease)%
FinePoint	$2,212,391	$463,559	$1,748,832	377%
Duraswitch	71,758	73,224	(1,466)	(2%)

Total COGS	$2,284,149	$536,783	$1,747,366	326%

	Nine months ended September 30,
	2006	2005	Increase	Increase %
FinePoint	$5,512,698	$463,559	$5,049,139	1089%
Duraswitch	207,606	182,078	25,528	14%

Total COGS	$5,720,304	$645,637	$5,074,667	786%

     The increase for the three and nine-month periods was primarily the result of FinePoint’s sale of digital pens and LCD digitizers. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and LCD digitizers, sales of licensed components, and royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us.
     FinePoint COGS. FinePoint COGS relates to the production of FinePoint’s MagicPoint digital stream computing pens and LCD digitizers. We anticipate that FinePoint COGS will fluctuate with any corresponding changes in FinePoint revenue.
     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed switch components and other switch materials which are sold to licensees. The increase for the nine-month period is primarily related to increased sales of switch components sold to licensees to be used in the manufacture of royalty-bearing thiNcoder rotary switches.
     Selling, General and Administrative Expenses. The following tables summarize our selling, general and administrative expenses (SG&A):

	Three months ended September 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease)%
FinePoint	$261,295	$71,633	$189,662	265%
Duraswitch	56,827	136,010	(79,183)	(58%)
Corporate	426,916	333,641	93,275	28%

Total SG&A	$745,038	$541,284	$203,754	38%

	Nine months ended September 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease)%
FinePoint	$728,426	$71,633	$656,793	917%
Duraswitch	168,248	520,639	(352,391)	(68%)
Corporate	1,308,632	1,114,927	193,705	17%

Total SG&A	$2,205,306	$1,707,199	$498,107	29%

     FinePoint SG&A. FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs. The increases for the three and nine-month periods are primarily due to the September 1, 2005 acquisition of FinePoint.
     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The decrease for the three-month period is primarily due to a reduction in personnel. For the nine-month period, the decrease is primarily due to decreased commissions and fees associated with the recognition of the Delphi minimum royalty in 2005, decreased personnel and reduced allocation of occupancy costs.
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

     Research, Development and Commercial Application Engineering Expenses. The following tables summarize our research, development and commercial application engineering expenses (R&D):

	Three months ended September 30,
	2006	2005	Increase	Increase %
FinePoint	$234,372	$72,662	$161,710	223%
Duraswitch	106,506	96,176	10,330	11%

Total R&D	$340,878	$168,838	$172,040	102%

	Nine months ended September 30,
			Increase	Increase
	2006	2005	(Decrease)	(Decrease)%
FinePoint	$656,018	$72,662	$583,356	803%
Duraswitch	322,038	331,946	(9,908)	(3%)

Total R&D	$978,056	$404,608	$573,448	142%

     FinePoint R&D. FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies. The increases for the three and nine-month periods are primarily due to the September 1, 2005 acquisition of FinePoint.
     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies.
     Other Income — net. Other income — net was $23,417 for the three months ended September 30, 2006, compared to $16,943 for the three months ended September 30, 2005. Other income — net was $71,836 for the nine months ended September 30, 2006, compared to $44,707 for the nine months ended September 30, 2005.
Liquidity and Capital Resources
     We had cash and cash equivalents of $1,743,757 on September 30, 2006. Additionally, we had a $400,000 restricted short-term certificate of deposit which was pledged as collateral for a standby letter of credit which expires in December 2006.
     Net cash used in operating activities was $1,850,298 for the nine months ended September 30, 2006. The cash used in operating activities consisted primarily of cash used for operating expenses and to acquire key long-lead inventory items for the FinePoint subsidiary.
     Net cash used in investing activities was $235,456 for the nine months ended September 30, 2006. The net cash used in investing activities was primarily due to purchases of custom tooling and test equipment for FinePoint.
     Net cash used in financing activities was $193,223 for the nine months ended September 30, 2006. The net cash used in financing activities was primarily related to the final payments on the FinePoint notes payable and fees paid in connection with the registration of previously issued stock.
     We have net operating loss carry-forwards for federal income tax purposes of $21.1 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $15.6 million which expire in 2006 through 2010. We have provided a full valuation allowance against our deferred tax asset.
     In the nine months ended September 30, 2006, we made significant purchases of custom long-lead inventory items for the FinePoint subsidiary. We do not anticipate increasing our inventory at the same rate in future quarters unless we acquire a significant amount of additional business. As we fulfill customer orders, we expect to reduce our inventory levels over the next six months. We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

Item 4. Controls and Procedures.
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.
     Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

InPlay Technologies, Inc.
(Registrant)
Date: November 13, 2006	By:	/s/ Robert J. Brilon
Robert J. Brilon, President & Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002