Form 10KSB
period 2006-12-31
InPlay Technologies, Inc.
filed 2007-04-02
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006
Commission File Number 001-15069

InPlay Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0308867
(State of Incorporation)	(I.R.S. Employer Identification No.)
234 South Extension Road
Mesa, Arizona 85210
(480) 586-3300
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☑
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     State issuer’s revenues for its most recent fiscal year: $9,492,162.
     The aggregate market value of common stock held by non-affiliates of the registrant (9,802,932 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Capital Market on March 26, 2007 was $14,998,486. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,502,315.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

INPLAY TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-KSB
Fiscal Year Ended December 31, 2006
Statements Regarding Forward-Looking Statements
     The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, and expenses for fiscal year 2007 and thereafter; statements regarding our licensees’ and customers’ ability to successfully market and manufacture products using our technologies; the potential for our patented technologies in key markets; our estimation of potential revenue from and timing of production using our technologies; our ability to successfully execute on our corporate goal of leveraging our business model with additional technologies; our ability to protect our intellectual property; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no liability to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Risk Factors.”

PART I
Item 1. Description of Business
Overview
     We develop patented, enabling technologies to market, sell, or license. Our current technologies include the Duraswitch ® electronic pushbutton, rotary and omni-directional switch technologies, and the MagicPoint ® digital computing pen technology.
     We maintain our executive offices at 234 South Extension Road, Suite 103, Mesa, Arizona 85210, and our telephone number is (480) 586-3300. Through our website at www.inplaytechnologies.com, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website: the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Code of Conduct and Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholders requesting a copy from our corporate secretary at our principal executive offices.
Strategy
     Our goal is to grow our revenue and profitability as a competitive marketer and licensor of proprietary emerging technologies that enable unique design and functionality solutions for relevant industries. To achieve this objective, we intend to promote aggressively the advantages of our current technologies to increase market awareness and attract additional licensees and customers. We expect to expand our portfolio of patented technologies through acquisitions or licenses from inventors or assignees as it makes economic sense.
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
     We acquired our MagicPoint® digital computing pen technology through the acquisition of FinePoint Innovations, Inc. in September 2005. The MagicPoint computing pen and digitizer are produced through contract manufacturers, then provided to the original design manufacturer, or ODM, or OEM customer for integration into the final product. We have developed digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We believe that we can expand our market share by offering this new digital solution.
Electronic Switch Industry
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
     Electronic Switch Industry Analysis. Electronic switches and Integrated Control Panels, or ICPs, are used in a wide variety of consumer, industrial, and agricultural products, such as appliances, military equipment, airplanes, automobiles, security systems, temperature controls, point-of-sale systems, elevators, medical equipment, computers, gas pumps, beverage dispensers, gaming units, fitness equipment, consumer electronics, and commercial food preparation equipment.
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
     Significantly Greater Durability and Reliability. Our technologies rely on a magnetic-based design with few moving parts and virtually no risk of stress, fatigue, or potential breaking points. By eliminating or reducing the mechanical complexity and precision required by traditional technologies, we believe switches made with our technologies are significantly more durable and reliable than traditional electro-mechanical and membrane switches. Multiple samples of new PushGate switch designs routinely successfully complete durability tests of between 3 and 50 million activations. We believe these test results support our belief in the reliability and durability of products manufactured using our PushGate technologies.
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
Duraswitch Electronic Switch Technologies
     We have a number of switch applications based on our patented magnetic-based technologies. We have licensed the PushGate®, thiNcoder® and MagnaMouse™ to our licensees. Licensees are charged separately for any licensed components they purchase from us. Fees for additional technologies will be determined upon release.

     The Duraswitch PushGate ®. A flat panel Duraswitch PushGate pushbutton switch consists of up to five bonded micro-thin layers of material, which collectively measure less than 1/10th of an inch. The top layer of the switch is printed with a graphical overlay that indicates which buttons must be pressed to activate a desired function, such as the “on,” “defrost,” and “cook” buttons on a microwave oven. Below the top layer is a thin, flexible layer of permanent magnetic material. Below the magnetic layer is spacer material containing a hole through which a patented metal disc is pushed. The disc has a small, raised, off-center button that is pushed by the user through the surface of the switch. A flexible circuit or printed circuit board is located at the bottom of the switch. When the button is pressed, the disc separates from the magnet and the underside of the disc completes the circuit by touching the contacts located on the printed circuit. When the button is released, the magnet pulls the disc away from the switch contacts into its resting position, and the circuit is broken. This magnetic-based design produces a consistent tactile feedback response to the user each time the switch is activated.
     The PushGate can be designed, as described above, in a flat panel construction using a graphical overlay, or used as switching mechanism under a custom keycap or housing.
     We have introduced a number of enhancements to our core PushGate technology including:
•	PushGate Island construction which reduces the number of material layers and allows for the switching element of the PushGate to be fabricated as a freestanding subassembly that can be easily inserted into a foam layer, thereby simplifying the manufacturing process and reduces cost;

•	Unique constructions that provide distinct advantages in certain applications including the Large-Key PushGate, High-Impact PushGate, Tact Switch, Extreme Temperature/Altitude PushGate, Peel-and-Place PushGate, and Normally Closed-Normally Open design incorporating PushGate technology.
     The Duraswitch thiNcoder ®. The Duraswitch thiNcoder resembles a typical volume control knob on a car radio or a selector knob on a washing machine, except that unlike an electro-mechanical rotary switch, our switch is integrated on a flex-circuit. The entire assembly can be less than 1/10th of an inch thick below the overlay. The Duraswitch thiNcoder consists of a rotary knob containing embedded magnets all fastened to a flat surface. The top of the surface displays instructions for the user. The bottom of the surface seals a circular space below the magnet containing small gold-plated balls. Between the magnets and the gold-plated balls are printed electronic circuits, which are activated through contact with the gold-plated balls. When the user turns the knob, the magnet within the rotary knob causes the gold-plated balls to rotate within their circular space. As the balls roll across the flex-circuit membrane, they close or open the circuit and convey the user’s instructions to the device. The design of the Duraswitch thiNcoder also allows for a tactile feedback response to the user, such that the user can feel each “click” as the knob is turned. The thiNcoder has been used for medical devices, agricultural equipment, and industrial controls. The thiNcoder can also be designed as a 5-bit encoder for applications that require a large number of selector positions such as an appliance.
     In 2006, we added a pushbutton encoder to our thiNcoder rotary switch product line. This technology offers a pushbutton selector function in one simple switch that is easily incorporated into a membrane switch panel or utilized as a discrete switch.
     The Duraswitch MagnaMouse™. The Duraswitch MagnaMouse is an omni-directional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the switch surface or any custom designed key cap closes the contact and actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse allows for the integration of cursor control devices into ultra-thin, durable control panels, and as a highly reliable actuator under joystick controls. Additionally, the MagnaMouse can be used as a flat-panel rotary switch replacement. As a rotary replacement, the user moves his finger in a circular motion on the flat or embossed overlay. MagnaMouse functions by using an armature, held in place by a magnet in the resting position, and released when pressure is applied. The armature returns to the magnet when released. In addition to solving problems associated with lost or broken knob controls, eliminating the typical rotary switch knob saves cost and space. MagnaMouse is thin (less than 0.080”) and can be mounted on a flex circuit.
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
     In April 2000, we entered into an agreement with Delphi Automotive Systems LLC giving Delphi exclusive right to utilize and manufacture our patented switch technologies for the automotive industry. On October 8, 2005, Delphi filed for Chapter 11 bankruptcy protection. On October 27, 2005, the bankruptcy court approved the termination of the Delphi license agreement, effective October 17, 2005 and no revenue was generated in 2006 from Delphi. The license agreement with Delphi generated licensing revenue of $2,955,118, or 86% of licensing revenue, in 2005, and $1,407,978, or 80% of licensing revenue, in 2004. In 2005, licensing revenue from Delphi resulted from the $2 million dollar minimum royalty payment and the recognition of the remaining deferred revenue. In 2004, licensing revenue from Delphi primarily resulted from the recognition of the $1 million minimum royalty payment and recognition of deferred licensing revenue.
     In 2007, we entered into a settlement agreement with Delphi Corp. under which we were granted and allowed a general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. We subsequently sold the allowed claim to a third party for no less than face amount of the claim.
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
Digital Computing Pen Industry
     Our goal is to enable the development and commercialization of innovative pen computing products using our digital stream communication computing pen solution. To achieve this objective, we have continued to improve our pen input technology by optimizing size, weight, power consumption, and costs, while reducing product development cycles and providing our customers various customizable solutions. We have developed digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We are marketing this technology to computer OEMs and expect to expand our market share by offering enhanced product capability and a roadmap for future innovation using our technology.
     Our MagicPoint technology offers an innovative pen input solution for builders of tablet personal computers, computer peripheral products, point-of-sale terminals, and kiosks. We provide pen and digitizer assemblies to OEM customers through contract manufacturers. The assembly is then sold to the ODM or OEM customer for integration into the final product.
     Computing Pen and Digitizer Industry Analysis. Computing pens and digitizers are used to transform human input into a digital signal that a computer or portable device can process. Products that use digitizer input include tablet or convertible PCs, personal digital assistants, or PDAs, point-of-sale devices, kiosks, and various computer peripherals.
     History of Digitizer Technology. Digitizer technology has been around for many years and continues to evolve to meet the increasing demands for higher resolution, higher accuracy, and lower power consumption.
     There are two basic types of digitizer technology used today: active digitizers and passive digitizers. Both active and passive digitizers use similar components to digitize data, including the following:
•	A pen, stylus, or human finger to generate input data;

•	A sensor device to generate x, y analog coordinates from the input data;

•	A micro controller to convert the x, y coordinates into digital data; or

•	Driver software
     Passive technology is used in PDAs and many vertical tablet applications today. The term “resistive” is used synonymously with the term “passive” in these applications. In a resistive digitizer all of the electronic components are contained on or beneath the surface of the contacted surface. The input device contains no electronics and can be any hard object (typically a stylus), to create the data to be input.
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
     Electromagnetic or active digitizers utilize an input device, such as a pen, which contains some electronics external to the touched surface of the digitizing device. An active digitizer uses electromagnetic technology to transmit information about the pen’s location, via the pen, to the sensor grid located behind the liquid crystal display. The controller’s chipset uses this information to create digital data, including ASCII data packages, which are used by the host computer. Active digitizer technology is the technology of choice for applications in which higher resolution, higher accuracy, and the ability to hover, also called mouse-over or rollover, is required.
     There are two types of active digitizers available on the market today. One uses a self-powered pen (battery in pen) and one uses a grid-powered pen (no battery in the pen). Self-powered pens favor high performance, low power applications. Grid-powered pens are favored by small pen size or desktop applications where power is less of a concern.
MagicPoint Competitive Advantages
     We recently introduced our MagicPoint digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We believe that our digital solution offers competitive advantages including the following:
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
MagicPoint Strategies
     Maintain and Further Our Patented Technologies’ Competitive Advantages. We intend to maintain and further our computing pen technologies’ competitive advantages in order to accomplish our goal of the development and commercialization of innovative pen computing products. To achieve this objective, we have continued to improve our pen input technology by optimizing size, weight, power consumption, and costs, while reducing product development cycles.
     Broaden Pen-Input Capabilities Through Our Digital Roadmap. We intend to expand the functionality for pen input by introducing feature enhancements using our digital communication technology. We believe these efforts will give us a competitive advantage over other suppliers. We also believe that by expanding the uses of the pen in the user interface for tablet PCs, we can help accelerate the market opportunity for this category.
     Expand Awareness of Our Technologies’ Advantages. We plan to promote our technologies to achieve widespread awareness of the advantages of our digital pen solution. We are focusing our sales and marketing efforts on computer OEMs that currently, or plan to, manufacture tablet PCs and convertible notebooks as well as the contract manufacturers that serve this market. These efforts include one-on-one meetings with key decision makers at the computer OEMs and contract manufacturers, leveraging relationships with technology alliances and vendors, exposure in trade magazines, and attending trade shows.
     Leverage Relationships with Target Partners. We intend to pursue strategic partnerships or licensing opportunities with contract manufacturers and component suppliers that currently, or plan to, provide products to computer OEMs. We believe we can advance the commercialization of our digital pen solution by leveraging relationships with established partners who have greater resources and established credibility in the markets that we are targeting.
MagicPoint Digital Computing Pen Technology
     Our MagicPoint system consists of a digitizer and digital writing pen. The pen is a cordless, active RF digital pen versus the earlier analog pen technology used with most computer-based systems. The digitizer is a complete assembly comprised of a sensor grid and integrated controller electronics with standard connectors. The pen transmits a digital signal to the digitizer which is then processed by the system.
     The MagicPoint 800 (MP800) system includes a digitizer and self-powered pen. The pen is powered by a long-life battery. The self-powered pen transmits a very small constant and continuous electromagnetic signal. This signal is captured by the digitizer which is positioned behind the display of the tablet PC or video monitor to determine pen position. The pen position information is sent to the PC or host and is displayed as cursor or mouse position information.
     The MagicPoint 820 (MP820) is a battery-free pen technology. Like our self-powered pen, the MP820 is a cordless, active RF digital pen. The MagicPoint digitizer behind the LCD screen powers the pen. This patent-pending technology is different than other digitizer-powered analog signal pen products on the market. We believe we have designed the system to optimize power consumption from the tablet PC or convertible notebook while maintaining high accuracy, high resolution, and low noise performance.
Customers
     We market directly to computer OEMs and contract manufacturers. Our current target segment is manufacturers of tablet PCs and convertible notebooks. We work with contract manufacturers to manufacture our pen and digitizer product. The assembly is then provided to the ODM or OEM customer for integration into the final product.

     Our MagicPoint business has been dependent on one customer, Gateway, Inc. We recognized approximately $8.2 million and $2.9 million of revenue related to this customer in 2006 and 2005, respectively. See “Risk Factors – Our business currently depends on one significant customer.”
Competition
     We are aware of several other companies that provide active digitizer including Wacom Co. Ltd. and N-trig Inc. While these companies provide similar products to ours, their products use analog communication to send pen status and function data. We are not aware of any competitor that is offering a pen computing product using digital stream communication.
     Our competitors possess financial, technical, human and other resources greater than ours. We anticipate that we will face increased competition in the future as new companies enter the market.
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
     To protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors, and collaborators to enter into confidentiality agreements, that prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on the job, using our property, or relating to our business. As of December 31, 2006, we had approximately $1.3 million of capitalized costs related to patents, net of accumulated amortization.
     As of December 31, 2006, we held 22 United States patents and 17 foreign patents for the Duraswitch technologies and 9 United States patents and 1 foreign patent for the MagicPoint technologies. We also have patent applications pending in the United States, Mexico, Canada, France, Great Britain, China, Taiwan, Italy, and Germany. We have made further filings under the Patent Cooperation Treaty, which makes it possible to seek patent protection for an invention simultaneously in each of a large number of countries by filing an “international” patent application.
     We have registered the following trademarks with the United States Patent and Trademark Office: “InPlay Technologies®,” “Duraswitch®,” “Duraswitch” as a stylized word with a unique “D,” “The World is Switching®,” “PushGate®,” “thiNcoder®,” and “MagicPoint®.”
Research, Development, and Commercial Application Engineering
     We have eight people in our research, development, and commercial application engineering department who focus on supporting our licensees, ODMs and OEM customers in the design and implementation of products using our technologies. These efforts include technology enhancements, value engineering, engineering manuals, design reviews, and on-site training and manufacturing support.
     We have developed a portfolio of patented and patent-pending technologies that meet the needs of our Duraswitch licensees, their customers, and our target markets. Since 2003, we focused our engineering efforts on the commercialization of these technologies through our licensees.
     In 2005, we acquired FinePoint Innovations and the MagicPoint digital computing pen technology. Our engineering efforts for our MagicPoint technology have been focused on continued technology development, software enhancements, RoHS compliance, and customer support. Our research, development, and commercial application engineering department will continue to adapt our technologies as needed for commercialization through our licensees and OEM customers. We plan to file patents for any unique technology enhancements or developments.
     During 2006, 2005, and 2004, we spent $1,351,272, $641,047, and $472,485, respectively, on research, development, and commercial application engineering efforts. We expect that future research, development and commercial application engineering expenses will fluctuate depending on engineering need to support additional OEM customers.
Sales and Marketing
     We have three people in the sales and marketing department who focus on supporting our existing licensees and customers, marketing our technologies to OEMs, obtaining new licensees and customers, and forming technology alliances.
     Websites: www.inplaytechnologies.com, www.duraswitch.com, and www.finepointinnovations.com. We believe design engineers, purchasing managers and product managers, the individuals most likely to make the decision to incorporate our technologies in their products, frequently use the Internet to search for design solutions. Therefore, our websites are a key component of our current direct marketing efforts. Most of our advertising and promotional materials direct readers to our websites. In addition to attracting potential licensees and customers to our websites for information, we use our websites to generate interest in our technologies. Using our websites as promotional tools is also less expensive than other methods, is interactive, and reaches a global audience. Our websites have several features, including the following:
•	information about the advantages of our patented technologies;

•	white papers, press releases, and articles published by third parties about our products;

•	virtual demonstrations of our technologies and products;

•	technical data to assist design engineers in designing products using our technologies;

•	information on products that currently use our technologies; and

•	benefits and the process for obtaining information to utilize our technologies.
     Duraswitch Licensee Support. Our existing Duraswitch licensees and their sales representatives are an extension of our marketing effort as they sell our technologies to their customers. We provide direct support by attending sales calls and with one-on-one design reviews and conference calls. We also provide generalized support and training to keep licensees abreast of technology developments, improvements in processes, and sales tools. To communicate this, we have created a licensee-only section on our website that includes the following:
•	Click: an e-newsletter highlighting engineering, manufacturing, and procurement updates;

•	The Report: an e-newsletter with sales tips, licensee success stories, and technology updates;

•	web cast training: interactive presentations on Duraswitch technologies given multiple times to accommodate various time zones, and also archived;

•	online training manuals: complete design and manufacturing manuals for our technologies available online to ensure updates and enhancements are available immediately;

•	sales presentations, marketing literature, images, and logos available for licensees to download and integrate with their own branded sales materials; and

•	strategic technology partner contacts for procurement and support for complementary products that our licensees often use when manufacturing our technologies.
     We are also able to negotiate with vendors who provide magnets, adhesives, and other materials used in the manufacture of our technologies to provide our licensees with preferred pricing.
     MagicPoint Marketing Strategy. We estimate that approximately 40 companies worldwide currently make or sell tablet PCs and convertible notebooks, the initial target products for our MagicPoint technology. Because of the number of potential customers, and relatively limited number of competitors in our market, we believe that personal contact and one-on-one meetings are the most effective way to sell our technologies. We believe the key decision makers within these companies are the product marketing manager and product engineering manager. Our approach is to meet with these key decision makers to determine pen system features requirements. We determine which of our products best fit those needs, then present recommendations.

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
Employees
     As of March 15, 2007, we had 21 employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.
Executive Officers
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Robert J. Brilon	46	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and Director
     Robert J. Brilon became Chief Executive Officer in 2002 and has served as President and Chief Financial Officer of InPlay Technologies since November 1998. Mr. Brilon served as Chairman from May 2002 through March 2005. Mr. Brilon holds a B.S. degree in Business Administration from the University of Iowa and is a CPA.
     Mr. Anthony J. Van Zeeland retired as Chief Technology Officer and director, effective December 31, 2006. He had served as Chief Technology officer since July 2003 and as director since our company’s formation in May 1997.
Risk Factors
Our business currently depends on one significant customer.
     We market our MagicPoint computing pen technology to computer OEMs. However, in 2006, we were dependent on Gateway, Inc. for 86% of our total revenue. Our business depends to a significant extent on Gateway’s success in selling computers that incorporate our computing pen technology. Any material delay, cancellation, or reduction of orders from Gateway could have a material adverse effect on our business. In addition, Gateway could select an alternate computing pen technology for its products.
     We anticipate that sales to Gateway during 2007 will be significantly lower than 2006 levels and that a significant percentage of our MagicPoint revenue during 2007 will be attributable to Gateway. We do not have a long-term contractual commitment with Gateway to purchase any of our products. As a result, a decline in sales to Gateway could occur at any time. Any significant reduction in Gateway sales of computers incorporating our computing pen technology will reduce our net sales and have a material adverse effect on our results of operations and financial position.
Our customers may cancel orders, change production quantities, or delay production at any time, any of which could materially reduce our net sales and operating results.
     We generally do not receive firm, long-term purchase commitments from our OEM customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. At times, our customers’ industries experience significant decreases in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than originally anticipated. Cancellations, reductions, or delays by a significant customer or by a group of customers would seriously harm our results of operations for a period by reducing our net sales in that period. In addition, because many of our costs and operating expenses are fixed, a reduction in customer demand could harm our gross profit and operating income.
We depend on limited suppliers for certain critical raw materials. Our inability to obtain sufficient raw materials at favorable prices could increase our prices or otherwise harm our business.
     Our products require raw materials that must meet exacting standards. The most significant raw materials that we purchase are ASICs (Application-Specific Integrated Circuits) and electro-magnetic shields. Shortages of raw materials may occur when there is a strong demand for these materials. A major decline in a supplier’s financial condition could also affect our ability to obtain raw materials.
     We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We are currently highly dependent on several manufacturers for the raw materials used in our products. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our products to our customers. In addition, our gross profits could suffer if the prices for raw materials increase.
We may fail to meet expectations because our net sales, gross profit and cash flow will fluctuate from period to period.
     Our operating results have varied in the past and will likely continue to fluctuate. In connection with our business, a wide array of factors could cause our net sales, gross profits and cash flow to fluctuate in the future from period to period. In addition to other factors mentioned in this report, primary factors that might affect our results of operations in this regard include the following:
•	our ability to adjust expenses for any particular quarter in response to changes in net sales because a substantial component of our operating expenses are fixed costs;

•	any change in the mix of products that we provide will impact our net sales and gross profit depending on whether the sales are licensed components, which result in lower sales prices but higher gross profit, or contract-manufactured products, which result in higher net sales and lower gross profit;

•	the cyclical nature of some of the markets in which we serve;

•	the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;

•	expenses associated with acquisitions; or

•	general economic conditions.
     As a result of any of these or other factors, we could fail to achieve our expectations as to future net sales, gross profit, and cash flow. Any downward fluctuation or failure to meet expectations will likely adversely affect the trading price of our common stock. Due to the foregoing factors, it is likely that in some future periods our operating results will be below the expectations of public market analysts and investors and, as a result, the market price of our common stock may decline.
We have a lengthy sales cycle, which increases the likelihood that our quarterly net sales will fluctuate and which may, in turn, adversely affect the trading price of our common stock.
     Due to the complexity of our technologies, our customers perform, and require us to perform, extensive process and product evaluation and testing, which results in a lengthy sales cycle. Our sales cycles often last for several months, and may last for up to six months or more. As a result of this lengthy sales cycle, our net sales and operating results may vary unpredictably from period to period. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability and variability in our results could adversely affect the market price of our common stock in particular periods.

Our failure to detect unknown defects in our products could materially harm our relationship with customers, our reputation, and our business.
     Notwithstanding the testing that we perform on our products, defects could be found in our existing or new products. These defects could result in product liability or warranty claims. In addition, any defects found in our products could result in a loss of net sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs, and increased service costs, any of which could discourage customers from purchasing our products. Although we maintain a warranty reserve, we cannot be certain that this reserve will be sufficient to cover our warranty or other expenses that could arise in the future as a result of defects found in our products.
Our operating results could be seriously harmed if the markets in which we sell our products do not grow.
     Our continued success depends in large part on the continued growth of various market sectors that use our products, including the following:
•	computers and computer-related products, specifically tablet PC and convertible notebooks;

•	medical electronics and equipment; and

•	industrial controls.
     Slow growth in these markets in which we sell our products could reduce our sales, adversely affecting our business, financial condition, and results of operations.
Downturns in the industries in which we operate could reduce the value of our inventories and cause a reduction in our profits.
     In the past, we have experienced reductions in the value of our inventories due to unexpected demand declines. Such declines have caused us to write down inventory, which greatly reduced our profit for the given period. If any of the markets in which our customers operate suffers a decline, we may be forced to write down existing inventory, which would adversely affect our results of operations.
We use manufacturing resources in Asia and Central America, which limits our control of the manufacturing process.
     We outsource some of our manufacturing requirements to strategic partners in Thailand, China, and Costa Rica. Outsourcing, particularly with international manufacturers, carries certain risks, including:
•	the outsourcing contractors’ ability to manufacture products that meet our technical specifications and that have minimal defects;

•	the outsourcing contractors’ ability to honor product warranties;

•	the financial solvency, labor concerns, and general business condition of our outsourcing contractors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws and regulatory requirements;

•	increased chances of our intellectual property being infringed as a result of the failure of foreign governments to enforce the protection of intellectual property rights;

•	political and economic instability in overseas locations; and

•	global health related matters, such as SARS, Avian Flu, and other health concerns.
If we are unable to retain employees with key technical expertise or we are otherwise unable to protect our intellectual property, or if we are found to have infringed third party intellectual property rights, our financial condition and future prospects could be materially harmed.
     Our MagicPoint and Duraswitch technologies require a large amount of engineering design and manufacturing expertise. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. If we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how. It is possible that a competitor may also learn to design and produce products with similar performance abilities as our products. If a competitor were to do so, it may result in increased competition and a reduction of sales for our products.
     We rely on trade secret protection for most of our proprietary technology, in part through confidentiality agreements with our employees, consultants, and third parties. If any of these agreements are found to be unenforceable, we may be unable to adequately protect our technology. If any of these agreements are breached, especially by companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Also, others may come to know about or determine our trade secrets. In addition, the laws of certain territories in which we develop, manufacture, or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.
     While we are currently not aware of any claims against us for the infringement of intellectual property rights, any such claim could divert the efforts of our technical and management personnel and require us to spend significant resources to develop or otherwise obtain non-infringing technology. Any successful claim against us would likely require us to pay substantial damages or cease the use and sale of infringing products, or both.
Our business depends upon retaining key personnel and attracting new employees.
     Our success depends to a significant degree upon the continued contributions of our senior management and other key personnel. The loss of the services of any of our senior management or other key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. Of our current executive officers, only Bob Brilon, our Chief Executive Officer, has an employment agreement with us. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business.
If we fail to develop, introduce, and sell new products our operating results could be adversely affected.
     Our success will depend in part on the commercial acceptance of our patented technology portfolio and our ability to license those patents or sell our products to companies with the ability to incorporate the technologies in a wide range of products. To be accepted, our technologies must meet the expectations of our potential customers.
     The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, make required capital investments, design, develop, manufacture, market, and sell technologies and products that meet our customers’ changing needs, and successfully anticipate or respond to technological changes on a cost effective and timely basis. Our sales will be reduced, either through loss of business to our competitors or discontinuance of our products in the market, if any of the following occur:
•	we fail to complete and introduce new technology designs in a timely manner;

•	we are unable to design and manufacture products according to the requirements of our customers;

•	our customers do not successfully introduce new systems or products incorporating our technologies;

•	market demand for our technologies does not develop as anticipated;

•	we are unable to obtain raw materials in a timely manner or at favorable prices; or

•	we are unable to maintain pricing to sustain or grow our gross margins.
     In particular, sales of our MagicPoint technology have been primarily to one customer, Gateway, Inc. If we are not able to obtain additional customers or if our competitors are successful in developing new products that offer significant advantages over our products, and we are unable to improve our technology or develop or acquire alternative technology that is more competitive, we may not be able to grow our business. If we are unable to design, develop, manufacture, market, and sell new products successfully, we will lose business.
Our goodwill may become impaired in the future.
     We have goodwill resulting from our acquisitions. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted, or a permanent change to the market capitalization of our company. These changes may in the future, result in an impairment that would require a material non-cash charge to our results of operations. Our annual review of goodwill in the fourth quarter of 2006 did not result in any impairment.
We have made and may make other acquisitions and cannot assure you that any potential acquisition will be successful.
     We are looking for strategic opportunities to grow and diversify our product offerings through acquisitions. There can be no assurance that we will be successful in identifying appropriate acquisition candidates or integrating products and operations with any such candidates that we may acquire. Any such acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, acquisitions may involve numerous additional risks, including the following:
•	difficulties integrating the operations and personnel of acquired companies;

•	exposure to unanticipated liabilities of an acquired company;

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products;

•	the diversion of the attention of our management team from other business concerns;

•	the recording of goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	potential loss of key customers or employees of acquired companies;

•	significant expenditures to consummate acquisitions and additional resources required to fund operations of acquired companies;

•	difficulties in meeting applicable regulatory requirements; and

•	our ability to assess, integrate, and implement internal controls of an acquired company in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Even when an acquired company has already developed and marketed products, there can be no assurance that the technologies or products will continue to be successful, that technology enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to the acquired company or its technologies.
We have a history of operating losses.
     We have had substantial losses since our inception. We expect to continue committing substantial resources to the establishment and support of new Duraswitch and MagicPoint licensee and customer relationships, and expanding our market share for our technologies. We are unable to estimate accurately future revenue based upon historical performance and we cannot assure you if and when we will sustain profitability.
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
     During 2006, net revenue from international customers represented 88.5% of our total net revenue. We have been marketing our technologies to international customers and expect that net revenue from international licensees will increase in future years. To date, all of our revenue and substantially all of our costs have been denominated in U.S. dollars. We expect that net revenue and substantially all of our costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including the following:
•	different technology standards and design requirements;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation, and limitations on repatriation of cash;

•	social, economic, banking, and political risks;

•	taxation;

•	changes in U.S. laws and policies affecting trade, foreign investment and loans; and

•	changes in enforcement of laws protecting intellectual property.
Our stock price has been volatile.
     The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:
•	establishment, growth or loss of licensee or customer relationships;

•	timing of introductions, production, and sales cycles of new products by our licensees or customers incorporating our technologies in their products, which is at their discretion;

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	sales of common stock by our officers, directors, and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market reaction to acquisitions, joint ventures, or strategic investments announced by us or our competitors;

•	the liquidity within the market of our common stock;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies or small cap companies;

•	general economic, political, and market conditions, such as recessions or international currency fluctuations;

•	lawsuits filed against us; and

•	compliance with the Sarbanes-Oxley Act.
Rights to acquire shares of common stock could result in dilution to other holders of common stock.
     As of December 31, 2006, we had outstanding options to purchase 1,468,473 shares of common stock under our stock option plans at a weighted average exercise price of $6.62 per share and we had outstanding warrants to purchase 509,091 shares of common stock at a weighted average exercise price of $3.64 per share. We have filed registration statements under the securities laws to register the common stock to be issued under our stock option plans. We have also filed a registration statement to register the resale of shares issuable upon exercise of the outstanding warrants. As a result, the underlying shares will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144. The existence of such stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the holders of these securities can be expected to purchase shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such securities.
Certain provisions of our certificate of incorporation, granting our board of director’s broad discretion to issue shares of preferred stock, may adversely affect rights of common stockholders.
     Our board of directors may, without further action by our common stockholders, from time to time, issue shares of our authorized but unissued preferred stock, and determine the rights, preferences, and limitations of each series of preferred stock. Upon the vote of a majority of the directors then in office, our board of directors, without stockholder approval, may issue shares of preferred stock with dividend, liquidation, voting, conversion, and other rights superior to the rights of our common stockholders. Satisfaction of any dividend preferences of our outstanding redeemable preferred stock and future issuances of preferred stock would reduce the amount of funds available for the payment of dividends on shares of common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of our company before any payment to our common stockholders. Under some circumstances, the issuances of shares of preferred stock may make a merger, tender offer, or proxy contest or the assumption of control by a holder of a large block of our securities more difficult. Any issuances of our preferred stock thus may have a material adverse effect on rights of common stockholders.
Item 2. Description of Property
     Our principal facilities are located in Mesa, Arizona, where we presently lease 8,926 square feet of office space in a building located at 234 South Extension Road. Our lease terminates on December 31, 2007, subject to our option to extend the term for one additional one-year period. We have a lease for 5,302 square fee of office space at a building located at 15220 South 50th Street in Phoenix, Arizona. We intend to sub-lease a portion of or all of this property. Our lease at the Phoenix location terminates on June 15, 2009. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.
Item 3. Legal Proceedings
     The Company is involved in various claims and legal actions arising from the ordinary course of business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
     Our common stock has been listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol “NPLA” since June 2005. Prior to that time, our common stock was listed on the NASDAQ SmallCap Market or the NASDAQ National Market under the symbol “DSWT.” The following table sets forth high and low sales prices of the common stock for each calendar quarter indicated as reported on the NASDAQ National Market or NASDAQ Capital Market, as applicable.

	High	Low
Year Ended December 31, 2005
First Quarter	$2.60	$1.11
Second Quarter	3.10	1.25
Third Quarter	3.80	1.20
Fourth Quarter	4.15	0.80

Year Ended December 31, 2006
First Quarter	$3.82	$2.25
Second Quarter	3.00	2.18
Third Quarter	2.75	1.15
Fourth Quarter	1.90	1.13
     As of March 26, 2007, the closing price of our common stock on the NASDAQ Capital Market was $1.53, and there were approximately 330 holders of record of our common stock. We believe that our common stock is held by approximately 1,800 beneficial holders.
Dividend Policy
     We have never declared any cash dividends on our common stock since we currently intend to retain any future earnings to finance future growth. We do not intend to declare any dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
     The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding warrants as well as outstanding stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan, and our 2005 Stock Award Plan as of December 31, 2006.

	(a)			(c) Number of Securities
	Number of Securities		(b)	Remaining Available for
	to be Issued Upon		Weighted Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants,		Options, Warrants,	Securities Reflected in
Plan Category	and Rights		and Rights	Column (a)
Equity Compensation
Plans Approved by Stockholders	1,468,473		$6.62	63,467

Equity Compensation
Plans Not Approved by Stockholders	509,091	(1)	$3.64	—

Total	1,977,564		$5.85	63,467

(1)	Issuance of warrants in connection with the December 2005 private placement of 1,272,728 shares.

Item 6. Management’s Discussion and Analysis
Overview
     We develop, market, and license patented enabling technologies. Our current technologies include the Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies and the MagicPoint® computing pen technology.
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
     As of March 15, 2007, we had 31 licensees of our switch technologies, foreign and domestic.
     During September 2005, we acquired FinePoint Innovations, a developer of digital computing pen technology. We are marketing the MagicPoint digitizer and pen products developed by FinePoint to manufacturers of convertible notebooks and tablet PCs. We believe our digital pen technology offers significant advantages over the current analog products.
     We anticipate that revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it depends on our licensees’ and our customers’ ability to market, produce, and ship products that incorporate our technologies. In 2006, we were dependent on one customer for 86% of our revenue, and therefore, our revenue will fluctuate based on that customer’s requirements. We believe that the amount of revenue for any period is not necessarily indicative of results for any future period.
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
     Revenue Recognition. Our MagicPoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time we deliver products to customers.
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
     Impairment or Disposal of Long-Lived Assets. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, goodwill is reviewed on an annual basis. Our intangible assets are primarily our patents and the goodwill associated with the 2005 acquisition of FinePoint Innovations and the 1998 acquisition of Aztec Industries. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.
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
     We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use present value and market value techniques to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, we performed our annual impairment test in December 2006 and found no impairment in our existing goodwill balances.
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents our best estimate, as of December 31, 2006, of the amount of such deferred tax assets that, more likely than not, will be realized. As a result of this estimate, as of December 31, 2006 we have reduced the entire deferred tax asset by the valuation allowance.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Net Revenue. The following table summarizes our net revenue:

	Year ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percentage
MagicPoint	$8,638,519	$3,031,115	$5,607,404	185%
Duraswitch	853,643	3,424,429	(2,570,786)	(75%)

Total net revenue	$9,492,162	$6,455,544	$3,036,618	47%

     The increase in total net revenue is primarily a result of our acquisition of FinePoint Innovations and the MagicPoint technology during September 2005, and therefore, 2006 includes twelve months of MagicPoint revenue compared to four months in 2005.
     Net MagicPoint Revenue. For the year ended December 31, 2006 and 2005 revenue related to one customer was $8,168,449 and $2,858,805 representing 95% and 94% of net MagicPoint revenue. We expect our revenue in 2007 from this customer to be significantly lower than 2006 as our customer’s current product is replaced by newer designs. We will continue our efforts to win additional new design business from this customer, and obtain new customers for MagicPoint products. However, because of lengthy design and product development cycles within the industry, any significant revenue from new customers would likely not occur until the fourth quarter of 2007.
     Net Duraswitch Revenue. For the year ended December 31, 2006 and 2005 recognition of revenue from the Delphi license agreement generated $0 and $2,955,118 of Duraswitch licensing revenue representing 0% and 86% of Duraswitch licensing revenue, respectively. We expect our Duraswitch revenue to increase significantly in 2007 as a result of the settlement of our $7.5 million licensing claim against Delphi. Revenue from other licensees increased by $384,332 in 2006 primarily as a result of increased sales of our thiNcoder rotary switch licensed components and royalties.
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
     Cost of Goods Sold. The following table summarizes our cost of goods sold (COGS):

	Year ended December 31,		Increase
	2006	2005	Amount	Percent
MagicPoint	$7,919,064	$2,224,266	$5,694,798	256%
Duraswitch	306,440	253,105	53,335	21%

Total COGS	$8,225,504	$2,477,371	$5,748,133	232%

     The increase in total COGS was primarily the result of the sale of MagicPoint digital pens and digitizers for a period of twelve months in 2006 as compared to four months in 2005. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and digitizers, sales of licensed components, and royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us.
     MagicPoint COGS. MagicPoint COGS relates to the production of the MagicPoint digital computing pens and digitizers. The COGS as a percentage of MagicPoint revenue will fluctuate depending on the average selling price to OEMs. MagicPoint COGS was adversely affected in 2006 by inventory writedown costs of $545,599 relating to obsolete and slow moving raw material, and losses recognized on future purchase commitments of $456,000. COGS was also affected by $317,977 of scrap costs incurred in the fourth quarter in connection with the termination of our manufacturing agreement with one of our contract manufacturers.

     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed components and other switch materials which are sold to licensees. The increase is primarily related to increased sales of materials sold to licensees to be used in the manufacture of rotary switches.
     Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Year ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
MagicPoint	$1,088,268	$326,475	$761,793	233%
Duraswitch	244,939	710,610	(465,671)	(66%)
Corporate	1,897,338	1,683,815	213,523	13%

Total SG&A	$3,230,545	$2,720,900	$509,645	19%

     MagicPoint SG&A. MagicPoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs. The main reason for the increased expenses is the inclusion of twelve months of expense in 2006 as compared to four months in 2005.
     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The decrease from 2005 is mainly caused by a decrease in Delphi related expenses of $212,000 and a decrease in allocated expenses of $145,721 as personnel spent an increased amount of time working on corporate activities.
     Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs. The increase is primarily related to increased salaries, benefits and overhead expenses such as insurance, rent, depreciation and utilities.
     Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Year ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
MagicPoint	$925,993	$209,782	$716,211	341%
Duraswitch	425,279	431,265	(5,986)	(1%)

Total R&D	$1,351,272	$641,047	$710,225	111%

     MagicPoint R&D. MagicPoint R&D consists primarily of salaries of engineering personnel and engineering supplies. The increase is primarily due to the inclusion of twelve months of expense in 2006 as compared to four months in 2005.
     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies. Expenses were approximately the same as 2005 as there were no changes in headcount throughout the year.
     Interest and Other Income – Net. Interest and other income — net was $99,980 and $51,424 for the years ended December 31, 2006 and 2005, respectively. The increase was due to increased interest income as a result of higher interest rates and higher cash balances.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     Net Revenue. The following table summarizes our net revenue:

	Year ended December 31,		Increase
	2005	2004	Amount	Percent
Duraswitch	$3,424,429	$1,757,053	$1,667,376	95%
MagicPoint	3,031,115	—	3,031,115	—

Total Net Revenue	$6,455,544	$1,757,053	$4,698,491	267%

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
     Net Duraswitch Revenue. For the years ended December 31, 2005 and 2004, recognition of revenue from the Delphi license agreement generated $2,955,118 and $1,407,978 of Duraswitch licensing revenue representing 86% and 80% of Duraswitch licensing revenue, respectively.
     Net MagicPoint Revenue. Revenue related to one customer, Gateway, was $2,858,805 and represented 94% of net FinePoint revenue.
     Cost of Goods Sold. The following table summarizes our cost of goods sold (COGS):

	Year ended December 31,		Increase
	2005	2004	Amount	Percent
Duraswitch	$253,105	$187,547	$65,558	35%
MagicPoint	2,224,266	—	2,224,266	—

Total COGS	$2,477,371	$187,547	$2,289,824	1221%

     The increase in total COGS was primarily the result of FinePoint’s sale of digital pens and digitizers after the acquisition date of September 1, 2005.
     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed components and other switch materials which are sold to licensees. The increase is primarily related to increased sales of materials sold to licensees to be used in the manufacture of rotary switches.
     MagicPoint COGS. MagicPoint COGS relates to the production of FinePoint’s digital computing pens and digitizers.
     Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Year ended December 31,		Increase
	2005	2004	Amount	Percent
Duraswitch	$710,610	$640,975	$69,635	11%
MagicPoint	326,475	—	326,475	—
Corporate	1,683,815	1,266,059	417,756	33%

Total SG&A	$2,720,900	$1,907,034	$813,866	43%

     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The increase is primarily due to increased commissions and fees related to the recognition of the Delphi minimum royalty revenue.
     MagicPoint SG&A. MagicPoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs.
     Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses, and occupancy costs. The increase is primarily related to the bonus earned by our CEO and to additional director fees to compensate our Board of Directors at a level more commensurate with their time spent and industry standards.
     Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Year ended December 31,		Increase (Decrease)
	2005	2004	Amount	Percent
Duraswitch	$431,265	$472,485	$(41,220)	(9%)
MagicPoint	209,782	—	209,782	—

Total R&D	$641,047	$472,485	$168,562	36%

     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies. The decrease primarily relates to an open engineering position.
     MagicPoint R&D. MagicPoint R&D consists primarily of salaries of engineering personnel and engineering supplies.
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
     Interest and Other Income – Net. Interest and other income — net was $51,424 and $37,935 for the years ended December 31, 2005 and 2004, respectively. The increase was to the result of increased interest income as a result of higher interest rates.
Liquidity and Capital Resources
     As of December 31, 2006, we had cash and cash equivalents of approximately $1.6 million.
     Net cash used in operating activities during the year ended December 31, 2006 was $2,390,407. The cash used in operating activities was used primarily to fund the working capital requirements of our MagicPoint segment. As of December 31, 2006 we had outstanding purchase commitments relating to raw material for our MagicPoint product in which we have recognized a potential loss totaling approximately $456,000 due to obsolescence and lower demand for the raw materials.

     Net cash provided from investing activities during the year ended December 31, 2006 was $154,808. $400,000 of cash was provided from the sale of a restricted investment used to fund a letter of credit with our contract manufacturer. These funds were used to pay for our invoices from this manufacturer. During the year we acquired $196,948 of equipment and tooling mainly in support of MagicPoint products.
     Net cash used in financing activities during the year ended December 31, 2006 was $195,823. Funds were used to pay notes payable and registration fees relating to the FinePoint acquisition.
     Our license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during 2004 through 2007. On October 8, 2005 Delphi filed for reorganization under Chapter 11, when we were owed minimum royalties of $9.0 million through July 2007. On October 27, 2005, the bankruptcy court accepted a revised order agreeing to the cancellation of the license agreement effective October 17, 2005. We subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, we reached an settlement agreement with Delphi, which was approved by the court in February 2007, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. We sold our rights to this claim and received a cash payment of approximately $7.5 million in the first quarter of 2007. As a result of this settlement and the resulting revenue, we estimate that we will incur commission and fee expenses of approximately $600,000 based on our existing commission and fee agreements. The commissions and fees are expected to be paid in the first and second quarters of 2007.
     On September 1, 2005, we acquired all of the outstanding common shares of privately held FinePoint Innovations, a developer of patented digital computing pen solutions for tablet PCs and peripherals. In connection with our acquisition of FinePoint, we obtained a six-month renewable $400,000 standby letter of credit related to the contract manufacturing of FinePoint’s products. We were required to pledge a certificate of deposit in the amount of $400,000 as collateral for the standby letter of credit. In the fourth quarter of 2006, we sold this certificate of deposit and used the proceeds to pay our invoices from this manufacturer.
     At December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of $23.7 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $8.9 million which expire 2007 through 2011.
     We have experienced significant operating losses since our inception. We believe that our cash on hand, and cash received from the sale of our Delphi settlement claim, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. However, our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.
     Other than disclosed herein, we have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other that certain long-term operating lease arrangements for our facilities and short-term purchase order commitments to our suppliers. At December 31, 2006, we had a $91,000 commitment for tooling related to volume production of the PushGate Island magnets which was built to our specifications. The tooling commitment will be reduced by each component part which is sold by the vendor and any remaining commitment will be paid in 2008.
     New Accounting Pronouncements. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending December 31, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s financial condition and results of operations. The Company does not presently believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on its financial condition and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on The Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations.

Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
InPlay Technologies, Inc.
Mesa, Arizona
     We have audited the accompanying consolidated balance sheet of InPlay Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InPlay Technologies, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
     As described in Note 2 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.
/s/ Moss Adams LLP
Scottsdale, Arizona
March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
InPlay Technologies, Inc.
Mesa, Arizona
     We have audited the accompanying consolidated balance sheet of InPlay Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InPlay Technologies, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 15, 2006

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,591,312	$4,022,734
Restricted short-term investment	—	400,000
Accounts receivable	379,369	1,460,169
Inventory (Note 5)	1,159,629	1,311,077
Prepaid expenses and other current assets	190,847	87,071

Total current assets	3,321,157	7,281,051
PROPERTY AND EQUIPMENT – Net (Note 6)	510,167	557,145
GOODWILL	1,321,240	1,321,240
PATENTS – Net (Note 7)	1,303,474	1,389,153
OTHER ASSETS	12,258	19,299

TOTAL	$6,468,296	$10,567,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$698,600	$1,496,780
Accrued salaries and benefits	498,090	510,794
Accrued purchase commitments (Note 16)	456,000	—
Other accrued expenses and other current liabilities	192,974	539,786
Deferred licensing and other revenue (Note 9)	25,526	82,879
Current portion of notes payable and capital leases payable	—	165,914

Total current liabilities	1,871,190	2,796,153

LONG-TERM LIABILITIES
Other non-current liabilities	851	11,465

Total long-term liabilities	851	11,465

Total liabilities	1,872,041	2,807,618

COMMITMENTS AND CONTINGENCIES (Notes 4 and 16)
STOCKHOLDERS’ EQUITY (Notes 10 and 11)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2006 and 2005, 11,502,315 and 11,481,512 shares issued and outstanding in 2006 and 2005, respectively	11,502	11,482
Additional paid-in capital	31,424,436	31,373,292
Accumulated deficit	(26,839,683)	(23,624,504)

Total stockholders’ equity	4,596,255	7,760,270

TOTAL	$6,468,296	$10,567,888

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
NET REVENUE:
MagicPoint	$8,638,519	$3,031,115	$—
Duraswitch related party — Delphi (Note 9)	—	2,955,118	1,407,978
Duraswitch non-related parties	853,643	469,311	349,075

Total net revenue	9,492,162	6,455,544	1,757,053

COST OF GOODS SOLD:
MagicPoint (Includes $545,599 related to inventory obsolescence and $456,000 for purchase commitments in 2006, and $16,205 for inventory obsolescence in 2005.)	7,919,064	2,224,266	—
Duraswitch	306,440	253,105	187,547

Total cost of goods sold	8,225,504	2,477,371	187,547

Gross profit	1,266,658	3,978,173	1,569,506

OPERATING EXPENSES:
Selling, general and administrative	3,230,545	2,720,900	1,907,034
Research, development and commercial application engineering	1,351,272	641,047	472,485

Total operating expenses	4,581,817	3,361,947	2,379,519

INCOME (LOSS) FROM OPERATIONS	(3,315,159)	616,226	(810,013)

OTHER INCOME (EXPENSE):
Impairment loss on note receivable (Note 8)	—	—	(500,000)
Interest and other income — net	99,980	51,424	37,935

NET INCOME (LOSS)	$(3,215,179)	$667,650	$(1,272,078)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$(0.28)	$0.07	$(0.13)

NET INCOME (LOSS) PER COMMON SHARE,
DILUTED	$(0.28)	$0.07	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	11,493,205	9,823,637	9,603,717

WEIGHTED AVERAGE SHARES OUTSTANDING,
DILUTED	11,493,205	9,903,485	9,603,717

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2003	9,591,673	$9,592	$27,383,479	$(23,020,076)	$4,372,995

Employee stock options exercised	23,000	23	27,437	—	27,460
Net loss	—	—	—	(1,272,078)	(1,272,078)

BALANCE, DECEMBER 31, 2004	9,614,673	9,615	27,410,916	(24,292,154)	3,128,377

Shares issued for acquisition of FinePoint	567,611	567	799,764	—	800,331
Shares and warrants issued in private offering	1,272,728	1,273	3,132,468	—	3,133,741
Employee stock options exercised	26,500	27	30,144	—	30,171
Net income	—	—	—	667,650	667,650

BALANCE, DECEMBER 31, 2005	11,481,512	11,482	31,373,292	(23,624,504)	7,760,270

Issuance of stock options			73,573	—	73,573
Issuance of restricted stock	4,803	4	7,496		7,500
Payments in connection with registration of stock previously issued			(56,189)		(56,189)
Employee stock options exercised	16,000	16	26,264	—	26,280
Net loss	—	—	—	(3,215,179)	(3,215,179)

BALANCE, DECEMBER 31, 2006	11,502,315	$11,502	$31,424,436	$(26,839,683)	$4,596,255

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,215,179)	$667,650	$(1,272,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,559	282,879	214,535
Impairment loss on note receivable and commitment	—	—	500,000
Stock compensation	81,073	—	—
(Gain) loss on disposal of equipment	42,291	—	(12,335)
Write down of inventory	545,599	31,000	—
Changes in operating assets and liabilities; net of assets acquired and liabilities assumed:
Accounts receivable	1,080,800	(1,347,081)	1,162
Inventory	(394,151)	(582,935)	(45,561)
Prepaid expenses and other current assets	(96,735)	16,894	43,914
Other assets	—	—	(1,224)
Accounts payable	(798,183)	1,016,187	(13,778)
Accrued salaries and benefits	(12,702)	275,374	24,472
Other accrued expenses and other current liabilities	109,188	55,635	(32,424)
Other non-current liabilities	(10,614)	(7,021)	(11,201)
Deferred licensing revenue	(57,353)	(993,212)	(400,160)

Net cash used in operating activities	(2,390,407)	(584,630)	(1,004,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of FinePoint	—	(527,347)	—
Sale (purchase) of restricted short-term investment	400,000	(400,000)	—
Funding of note receivable	—	(110,000)	(390,000)
Increase in patents	(48,244)	(38,803)	(35,619)
Proceeds from sale of equipment	—	—	17,549
Purchases of property and equipment	(196,948)	(109,099)	(31,022)

Net cash (used in) provided by investing activities	154,808	(1,185,249)	(439,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments in connection with the registration of previously issued stock	(56,189)	—	—
Net proceeds from issuance of stock	—	3,196,007	—
Net proceeds from exercise of employee stock options	26,280	30,171	27,460
Principal payments on capital leases and notes payable	(165,914)	(266,020)	(8,213)

Net cash (used in) provided by financing activities	(195,823)	2,960,158	19,247

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,431,422)	1,190,279	(1,424,523)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,022,734	2,832,455	4,256,978

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,591,312	$4,022,734	$2,832,455

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$2,755	$11,651	$555

Fees accrued in connection with the issuance of stock		$62,266

Fair value of FinePoint Innovations, Inc. assets acquired		2,824,282
Less consideration given:
Cash advances converted into FinePoint Innovations, Inc. equity		161,937
Cash paid at closing in settlement of certain assumed liabilities, net of cash acquired		309,761
Acquisition costs		169,522
Unregistered common stock issued		800,331
Reversal of valuation allowance on Company’s deferred tax assets		(81,072)

Liabilities assumed, net of payments		$1,463,803

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
1. NATURE OF BUSINESS
     InPlay Technologies, Inc. (the “Company”) develops, markets and licenses patented enabling technologies. The Company’s current technologies include the Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies and the MagicPoint® computing pen technology.
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
     Goodwill. The Company tests goodwill for impairment on an annual basis (December 31) or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company first compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. The Company uses a present value technique to measure reporting unit fair value. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in December 2006 and found no impairment in its existing goodwill balances.
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
     Our MagicPoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Generally, all of these conditions are met at the time the Company delivers products to customers.
     Accounts Receivable. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.
     The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
     Stock-Based Compensation. At December 31, 2006, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. As of December 31, 2006, the Company had granted nonqualified stock options and restricted common stock. Options are granted at the market price of our common stock on the date the grant is approved by the Compensation Committee and have ten-year terms. The stock options for directors and executive officers typically vest within 30 days of grant. In May 2006, the Compensation Committee increased compensation for the Chairman of the Board, effective as of the second fiscal quarter of 2006, to include grants of $2,500 worth of non-registered restricted stock for each quarter of service, with each award vesting one year from the date of grant. At December 31, 2006, 63,467 shares of the Company’s registered common stock were available for grant under the plans.

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
     Prior to January 1, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of APB 25 and related interpretations, as allowed by SFAS 123. The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     Compensation cost recognized as part of our selling, general and administrative expenses in the year ended December 31, 2006 was $81,073, net of $0 tax benefit and is the same as would have been recognized had the provisions of SFAS 123R been applied from its original effective date. Our implementation of SFAS 123R caused us to recognize an additional $73,573 of expense in 2006. As of December 31, 2006, $86,468 of compensation cost related to unvested stock options is expected to be recognized in the years 2007 and 2008 at the rate of $43,234 per year. The estimated value of the options granted during 2006 was calculated using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 4.58 to 4.85 percent, 3.7 to 4.4 percent, and 3.1 percent for options granted in 2006, 2005, and 2004, respectively; an expected life of three years; an expected volatility rate of 76 to 87 percent, 75 to 87 percent, and 84 percent for options granted in 2006, 2005, and 2004, respectively; and an expected dividend rate of zero percent. The following table reflects the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested stock options in each period:

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$667,650	$(1,272,078)
Add: Stock-based compensation recorded as an expense	—	—
Less: Total stock-based employee expense determined under fair value based method for all awards, no tax effect	(463,690)	(147,953)

Pro forma net income (loss)	$203,960	$(1,420,031)

Income (loss) per share:
Basic and diluted, as reported	$0.07	$(0.13)

Basic and diluted, pro forma	$0.02	$(0.15)

     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.
     Income (Loss) Per Common Share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. All stock options and warrants were anti-dilutive in 2006 and 2004 and totaled 1,468,473 and 1,030,556, respectively. Accordingly, these securities have been excluded from the diluted loss per share calculation.
     In 2005, 829,756 shares were excluded from the computation of diluted earnings per share, as the exercise price of those options was greater than the average share price for the period.

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
     The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. The Company’s long-lived assets were tested for impairment at December 31, 2006 and no impairment was found.
     New Accounting Pronouncements. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending December 31, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s financial condition and results of operations. The Company does not presently believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on its financial condition and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations.
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
3. ACQUISITION OF FINEPOINT INNOVATIONS, INC.
     On September 1, 2005, the Company acquired all of the outstanding common shares of privately held FinePoint Innovations, Inc. (“FinePoint”) a developer of patented MagicPoint® digital computing pen solutions for tablet PCs and computer peripherals. The results of the MagicPoint operations have been included in the consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Company’s portfolio of proprietary technologies.
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
     If the MagicPoint segment achieves at least $3.2 million of accumulated earnings before interest and taxes (“EBIT”) through December 31, 2007, former FinePoint shareholders will be entitled to receive an earn-out payment and the purchase price will be modified. If the Company’s average stock price for the ten trading days before December 31, 2007 (“Stock Price”) is less than or equal to $5.00 per share, the maximum value of the earn-out consideration is $946,000 upon MagicPoint’s achievement of $4.0 million or more EBIT. The earn-out payment is payable first in up to 360,000 shares of the Company’s unregistered common stock and the balance is payable in cash. If the Company’s Stock Price is greater than $5.00, the maximum earn-out consideration is $1,419,000 of unregistered common stock and no cash upon the achievement of $4.0 million or more EBIT. The earn-out payment will be pro-rated based on the amount of EBIT achieved. If EBIT is $3.2 million, the earn-out payment will be 80% of the maximum. If EBIT is $4.0 million, or more, the earn-out payment will be 100% of the maximum. Through December 31, 2006, the MagicPoint segment has an accumulated EBIT loss of approximately $1.0 million, and it does not appear probable that MagicPoint will achieve the earn-out threshold of $3.2 million before December 31, 2007.

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

     Of the $660,000 of intangible assets acquired which are subject to amortization, $650,000 was assigned to patents which have an estimated useful life of approximately eight years and $10,000 was assigned to the order backlog which has an estimated useful life of six months. The $877,366 of goodwill was assigned to the MagicPoint segment.
     The operations of the MagicPoint segment are included in the Company’s results of operations beginning on September 1, 2005, the acquisition date. The factors resulting in goodwill were FinePoint’s name, reputation, and established key personnel. None of the goodwill is deductible for tax purposes.
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

4. CONCENTRATIONS
     The Company maintained its cash and cash equivalents in one financial institution at December 31, 2006. At December 31, 2006, the Company maintained cash and cash equivalents at financial institutions in excess of federal depository insurance.
     In 2006 and 2005, sales to Gateway represented 86 percent and 44 percent of net revenue, respectively. In 2006 and 2005, net revenue from Gateway amounted to $8,168,449 and $2,858,805, respectively. In 2006, 2005 and 2004, Delphi represented 0 percent, 46 percent and 80 percent of net revenue, respectively. In 2005, net revenue from Delphi was $2,955,118 and included $2.0 million related to the recognition of the second minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000. In 2004, net revenue from Delphi was $1,407,978 and included $1.0 million related to the recognition of the first minimum royalty payment and recognition of deferred licensing revenue which was recorded in 2000.
     At December 31, 2006, three customers represented 77 percent of accounts receivable.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed components, and finished goods which are primarily pens and digitizers that are in transit to the customer. Inventory consists of the following at December 31:

	2006	2005
Raw materials	$1,337,202	$831,369
Finished goods	457,676	621,680

Subtotal	1,794,878	1,453,049
Less reserves	(635,249)	(141,972)

Inventory — net	$1,159,629	$1,311,077

     The Company has also recognized a potential loss on purchase commitments of approximately $456,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors.
6. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following at December 31:

	2006	2005
Computer equipment and software	$765,455	$720,978
Tooling	389,351	310,121
Other machinery and equipment	225,390	219,555
Leasehold improvements	133,743	133,743
Office furniture and fixtures	89,099	90,514

Total	1,603,038	1,474,911
Accumulated depreciation	(1,092,871)	(917,766)

Property and equipment — net	$510,167	$557,145

     Depreciation expense for property and equipment was $201,635, $141,608 and $143,317, for the years ended December 31, 2006, 2005, and 2004, respectively.
7. PATENTS
     Amortization expense for patents was $133,924, $76,663, and $47,790 for the years ended December 31, 2006, 2005, and 2004, respectively. The estimated amortization expense for existing patents is approximately $137,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	2006	2005
Patents	$1,747,719	$1,699,474
Accumulated amortization	(444,245)	(310,321)

Patents — net	$1,303,474	$1,389,153

8. NOTE RECEIVABLE FROM ACTIVE RECOGNITION TECHNOLOGIES, INC.
     On April 21, 2004, the Company entered into an agreement to acquire all of the shares of Active Recognition Technologies, Inc. (“ART”), a privately held developer and licensor of vehicle and license plate recognition software. As a condition of closing, ART was required to achieve certain revenue and average earnings before interest and taxes (“EBIT”) milestones for two consecutive fiscal quarters prior to July 31, 2005. ART did not achieve the required revenue and EBIT levels. The Company will not close the acquisition on the previously announced terms.
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
     The Company subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, the Company reached an settlement agreement with Delphi, subject to court approval, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. The agreement was approved by the bankruptcy court in February 2007. The Company sold its rights to this claim and received a cash payment of approximately $7.5 million in the first quarter of 2007.
10. STOCKHOLDERS’ EQUITY
     Common Stock. In September 2005, the Company issued 567,611 common shares for the acquisition of FinePoint Innovations. During December 2005, the Company completed a private offering of 1,272,728 shares of its common stock and 381,818 warrants with an exercise price of $3.44 per share. Net proceeds from the offering were $3,133,741. During 2006, 20,803 shares of common stock were issued through the Company’s stock plans as exercised options and restricted stock grants.

     Preferred Stock. As of December 31, 2006, no preferred stock is outstanding. The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.
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
     A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range
Balance, December 31, 2003	425,000	$7.00-$8.25
Issued	—
Exercised	—
Expired	(425,000)	$7.00-$8.25

Balance, December 31, 2004	—
Issued	509,091	$3.44-$4.22
Exercised	—
Expired	—

Balance, December 31, 2005	509,091	$3.44-$4.22
Issued	—
Exercised	—
Expired	—

Balance, December 31, 2006	509,091	$3.44-$4.22

11. STOCK OPTION PLANS
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
     The total number of shares available for grant under all four plans is 63,467 at December 31, 2006.
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

     A summary of changes in stock options is as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Balance, December 31, 2003	1,042,440	$9.02
Granted	85,000	$2.14
Exercised	(23,000)	$1.19
Expired or terminated	(73,484)	$9.17

Balance, December 31, 2004	1,030,956	$8.61
Granted	354,600	$2.36
Exercised	(26,500)	$1.14
Expired or terminated	(8,000)	$1.60

Balance, December 31, 2005	1,351,056	$7.16
Granted	210,000	$2.09
Exercised	(16,000)	$1.64
Expired or terminated	(76,583)	$4.72

Balance, December 31, 2006	1,468,473	$6.62

	2006	2005	2004
Exercisable at the end of the year	1,378,473	1,351,056	1,030,956

Weighted average fair value of options granted during the year	$1.00	$1.33	$1.18

     A summary of options outstanding and exercisable as of December 31, 2006 is as follows:

						Options
			Options Outstanding			Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Price			Outstanding	Life	Price	Exercisable	Price
$ 0.81	—	$1.58	305,300	7.4	$1.33	290,300	$1.40
$ 1.65	—	$3.38	538,300	8.3	$2.39	463,300	$2.78
$ 6.00	—	$10.85	384,401	3.1	$7.03	384,401	$7.03
$ 13.01	—	$22.31	240,472	1.0	$22.16	240,472	$22.16

$ 0.81	—	$22.31	1,468,473	5.5	$6.62	1,378,473	$7.05

Years Ended December 31,	2006	2005	2004
Options exercisable at end of period	1,378,473	1,351,056	1,030,956
Options available for future grant	63,467	201,687	48,287
Intrinsic value of options exercised	$16,493	$64,292	$35,777
Aggregate intrinsic value of options outstanding	$54,670	$863,933	$275,194
Aggregate intrinsic value of options exercisable	$53,920	$863,933	$275,194

     The aggregate intrinsic values in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, which was $1.45, $3.26, and $2.37 for the years 2006, 2005, and 2004, respectively. These values would have been received by the option holders had all option holders exercised their in-the-money options as of that date.
12. INCOME TAXES
     Net deferred tax assets consist of the following at December 31:

	2006	2005
Deferred tax assets:
Operating loss carryforwards	$8,455,384	$8,418,625
Capitalized research and development	1,559,329	1,190,958
Research and development credits	1,398,235	1,605,265
Deferred licensing revenue	11,013	33,152
Note receivable	—	200,000
Inventory reserve	247,194	56,789
Accruals	322,566	99,397
Other	28,733	33,132

Total	12,022,454	11,637,318
Less valuation allowance	(11,436,074)	(10,972,874)

Total	586,380	664,444
Deferred tax liabilities:
Patents	(526,641)	(555,662)
Other	(59,739)	(108,782)

Total	$—	$—

     During the years ended December 31, 2006 and 2004 the Company increased the valuation allowance by $463,200 and $1,201,618, respectively, against deferred tax assets. In 2005, the Company decreased the valuation allowance by $569,468. The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $968,223. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
     The Company has net operating loss carryforwards for federal income tax purposes of $23.7 million which expire in 2011 through 2026 and net operating loss carryforwards for state income tax purposes of $8.9 million which expire 2007 through 2011.
     Current federal and Arizona tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2006, 2005, and 2004 due to the following:

	2006	2005	2004
(Expense) / benefit calculated at statutory rate	$1,093,162	$(227,001)	$432,507
Increase (decrease) in income resulting from:
Research and development and other tax credits	112,495	39,101	667,658
State income taxes, net	147,073	(38,134)	76,960
Permanent differences	(11,707)	(10,950)	(8,562)
Expiration of state net operating loss carryforwards	(351,988)	(274,917)	—
Other, net	5,106	1,628	20,891
Valuation allowance	(457,584)	510,273	(1,189,454)
Adjustment for change in state income tax rate	(536,557)	—	—

Total	$—	$—	$—

13. SEGMENTS
     After completing the acquisition of FinePoint, the Company had two reportable segments at December 31, 2006: Duraswitch and MagicPoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The MagicPoint segment manufactures and markets its digital computing pen technology to computer manufacturers. The Company acquired the MagicPoint segment on September 1, 2005 and therefore reflects MagicPoint’s operating results beginning that date. The accounting policies of the Company’s segments are the same as those described in the Company’s summary of significant accounting policies. The Corporate SG&A includes primarily the costs of corporate personnel (including CEO, VP, Finance and Administration and VP, Corporate Communications), outside accounting and legal, directors and officers insurance, and Board fees. Corporate has the responsibility to maintain the Company’s public company status and acquire new segments for the Company.

	2006	2005
Revenues
MagicPoint	$8,638,519	$3,031,115
Duraswitch	853,643	3,424,429

Total revenue	$9,492,162	$6,455,544

Cost of goods sold
MagicPoint	$7,919,064	$2,224,266
Duraswitch	306,440	253,105

Total cost of goods sold	$8,225,504	$2,477,371

Gross profit
MagicPoint	$719,455	$806,849
Duraswitch	547,203	3,171,324

Total gross profit	$1,266,658	$3,978,173

Selling, general and administrative
MagicPoint	$1,088,268	$326,475
Duraswitch	244,939	710,610
Corporate	1,897,338	1,683,815

Total selling, general and administrative	$3,230,545	$2,720,900

	2006	2005
Research, development and application engineering
MagicPoint	$925,993	$209,782
Duraswitch	425,279	431,265

Total research, development and application engineering	$1,351,272	$641,047

Income (loss) from operations
MagicPoint	$(1,294,806)	$270,592
Duraswitch	(123,015)	2,029,449
Corporate	(1,897,338)	(1,683,815)

Total net revenue	$(3,315,159)	$616,226

	December 31,
	2006	2005
Goodwill
MagicPoint	$877,366	$877,366
Duraswitch	443,874	443,874

Total goodwill	$1,321,240	$1,321,240

Total assets
MagicPoint	$3,254,582	$3,599,754
Duraswitch	1,548,133	1,600,954
Corporate	1,665,581	5,367,180

Total assets	$6,468,296	$10,567,888

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
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

	2006 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net revenue	$2,133,701	$3,089,316	$2,551,150	$1,717,995
Gross profit	(371,499)	805,167	366,779	466,211
Net loss	(1,741,810)	(257,332)	(683,646)	(532,391)
Net loss per common share, basic and diluted	$(0.15)	$(0.02)	$(0.06)	$(0.05)

	2005 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net revenue	$3,193,179	$819,172	$2,236,544	$206,649
Gross profit	1,361,445	282,389	2,173,387	160,952
Net income (loss)	118,022	(410,790)	1,372,193	(411,775)
Net income (loss) per common share, basic and diluted	$0.01	$(0.04)	$0.14	$(0.04)

15. GEOGRAPHIC CONCENTRATION
     Substantially all of the Company’s assets are located in the United States. Revenue by geographic area is determined based upon the location of the licensee or customer. The United States and China are the only countries with net revenue in excess of 10 percent of total net revenue. Net revenue by geographic region for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
United States	$1,092,149	$3,406,397	$1,569,578
China	8,234,047	2,858,805	—
Europe	43,428	92,975	92,100
Other	122,538	97,367	95,375

Total	$9,492,162	$6,455,544	$1,757,053

16. COMMITMENTS
     Purchase Commitments. In the fourth quarter of 2006, the Company recognized a potential loss on purchase commitments of approximately $456,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors.
     Management Services Agreement. The Company has a management services agreement with a company owned and operated by the founders. This management agreement requires the Company to pay a management service fee equal to 1.1 percent of the invoiced sales price for all Duraswitch-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the Duraswitch patented switch technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the Duraswitch switch technologies. During 2006, 2005, and 2004, the Company paid approximately $6,781, $24,510, and $14,700, respectively, under this agreement.
     FinePoint Earn-Out. If the MagicPoint segment achieves at least $3.2 million of accumulated earnings before interest and taxes (“EBIT”) through December 31, 2007, FinePoint shareholders will be entitled to receive an earn-out payment and the purchase price will be modified. The earn-out consideration can range between $756,800 and $1,419,000 of unregistered common stock and cash depending on the Company’s stock price and EBIT. The earn-out payment is payable first in up to 360,000 shares of the Company’s unregistered common stock and the balance is payable in cash. Through December 31, 2006, MagicPoint has an accumulated EBIT loss of approximately $1.0 million and it does not appear probable that MagicPoint will achieve the earn-out threshold of $3.2 million before December 31, 2007.
     Employment Agreements. The Company has an employment agreement with its chief executive officer. This agreement calls for a base salary and bonus and also provides for salary and benefits in the event of separation.
     Lease Agreements. Rent expense for the periods ended December 31, 2006, 2005, and 2004 approximated $152,071, $90,107, and $52,000, respectively. Future minimum rental payments are $136,488 in 2007, $75,962 in 2008, and $33,403 in 2009.
     Tooling. At December 31, 2006, we had a $91,000 commitment for tooling related to volume production of the PushGate Island magnets which was built to our specifications. The commitment will be reduced by each component part which is sold by the vendor and any remaining commitment will be paid in 2008.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
17. SUBSEQUENT EVENT
     In January 2007, The Company reached an settlement agreement with Delphi in regard to its claim for unpaid royalty payments, which was approved by the court in February 2007, in which Delphi agreed to allow a pre-

petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. The Company sold its rights to this claim and received a cash payment of approximately $7.5 million in the first quarter of 2007. As a result of this settlement and the resulting revenue, the Company estimates that it will incur commission and fee expenses of approximately $600,000 based on its existing commission and fee agreements. The commissions and fees are expected to be paid in the first and second quarters of 2007.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     On January 17, 2007, Epstein Weber & Conover (“EWC”) notified us that it combined its practice with Moss Adams LLP and that Moss Adams would assume the terms of the Company’s engagement letter with EWC. According to information provided to us by EWC, all of the former partners of EWC as of the date of the combination have become partners of Moss Adams.
     EWC was engaged by the Audit Committee of the Company’s Board of Directors effective June 19, 2006 to audit the Company’s financial statements for the year ended December 31, 2006, however, EWC has never issued an audit report on the Company’s financial statements for any fiscal year-end or other interim period. There were no disagreements between the Company and EWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Based on the information provided to the Company’s Audit Committee, the Audit Committee approved the assumption by Moss Adams, LLP of the Company’s engagement letter with EWC.
     On January 22, 2007, the Company’s Audit Committee of the Board of Directors accepted the assumption by Moss Adams, LLP of the Company’s audit engagement letter with EWC.
     Prior to appointing Moss Adams to audit the Company’s financial statements, neither the Company nor the Audit Committee of the Company’s Board of Directors consulted with Moss Adams regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or event (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions).
Item 8A. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in reports and forms filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control or financial reporting.
Item 8B. Other Information
     None.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 10. Executive Compensation
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 13. Exhibits

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement dated as of April l, 2004 among Duraswitch Industries, Inc., Active Recognition Technologies, Arthur Lawida, Ole Sorensen, and Alex Parrish (1)

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

3.1	Amended and Restated Articles of Incorporation (12)

3.2	Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate (3)

10.2	1997 Stock Option Plan (3)

10.3	1999 Stock Option Plan (3)

10.4	2000 Stock Option Plan (4)

10.5	2000 Stock Option Plan Amendment (6)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (3)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland (3)

10.8	Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. (7)

10.9	Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (8)

Exhibit No.	Description of Exhibit
10.10	Employment Agreement, dated July 1, 2003, by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (9)

10.11	Standard sublease, dated November 1, 2003, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc. (4)

10.12	Form of Indemnification Agreement (16)

10.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon (14)

10.13(b)	2005 Stock Award Plan (10)

10.14	FinePoint Innovations, Inc. convertible promissory note ($300,000), dated July 27, 2005, issued in favor of InPlay Technologies, Inc. (2)

10.15	Form of Credit Facility Note, dated July 27, 2005, issued by FinePoint Innovations, Inc. in favor of InPlay Technologies, Inc. (2)

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (11)

10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (11)

10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering (11)

10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering (11)

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (15)

14	Code of Ethics (16)

21	List of Subsidiaries

23.1	Consent of Moss Adams LLP

23.2	Consent of Deloitte & Touche, LLP

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Commission on April 29, 2004.

(2)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated July 27, 2005, as filed with the Commission on August 2, 2005.

(3)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about August 16, 1999.

(4)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.

(6)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.

(7)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.

(8)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on or about March 30, 2001.

(9)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated May 20, 2005, as filed with the Commission on or about May 25, 2005.

(11)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.

(12)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.

(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 1, 2005, as filed with the Commission on or about September 8, 2005.

(14)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.

(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated February 27, 2007, as filed with the Commission on or about February 27, 2007.

(16)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.
/s/ Robert J. Brilon
Robert J. Brilon, President & Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Date: April 2, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Steven P. Hanson Steven P. Hanson	Chairman of the Board	April 2, 2007

/s/ Robert J. Brilon Robert J. Brilon	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	April 2, 2007

/s/ John W. Hail John W. Hail	Director	April 2, 2007

/s/ P. Robert Moya P. Robert Moya	Director	April 2, 2007

/s/ William E. Peelle William E. Peelle	Director	April 2, 2007

/s/ Michael A. Van Zeeland Michael A. Van Zeeland	Director	April 2, 2007

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement dated as of April l, 2004 among Duraswitch Industries, Inc., Active Recognition Technologies, Arthur Lawida, Ole Sorensen, and Alex Parrish (1)

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

3.1	Amended and Restated Articles of Incorporation (12)

3.2	Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate (3)

10.2	1997 Stock Option Plan (3)

10.3	1999 Stock Option Plan (3)

10.4	2000 Stock Option Plan (4)

10.5	2000 Stock Option Plan Amendment (6)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (3)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland (3)

10.8	Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. (7)

10.9	Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (8)

10.10	Employment Agreement, dated July 1, 2003, by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (9)

10.11	Standard sublease, dated November 1, 2003, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc. (4)

Exhibit No.	Description of Exhibit
10.12	Form of Indemnification Agreement (16)

10.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon (14)

10.13(b)	2005 Stock Award Plan (10)

10.14	FinePoint Innovations, Inc. convertible promissory note ($300,000), dated July 27, 2005, issued in favor of InPlay Technologies, Inc. (2)

10.15	Form of Credit Facility Note, dated July 27, 2005, issued by FinePoint Innovations, Inc. in favor of InPlay Technologies, Inc. (2)

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (11)

10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (11)

10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering (11)

10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering (11)

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (15)

14	Code of Ethics (16)

21	List of Subsidiaries

23.1	Consent of Moss Adams LLP

23.2	Consent of Deloitte & Touche, LLP

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Commission on April 29, 2004.

(2)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated July 27, 2005, as filed with the Commission on August 2, 2005.

(3)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about August 16, 1999.

(4)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.

(6)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.

(7)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.

(8)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on or about March 30, 2001.

(9)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated May 20, 2005, as filed with the Commission on or about May 25, 2005.

(11)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.

(12)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.

(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 1, 2005, as filed with the Commission on or about September 8, 2005.

(14)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.

(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated February 27, 2007, as filed with the Commission on or about February 27, 2007.

(16)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.