Form 10QSB
period 2007-03-31
InPlay Technologies, Inc.
filed 2007-05-11
CIK 1054070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 S. Extension Road
Mesa, Arizona 85210
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of May 10, 2007 there were 11,504,051 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,123,463	$1,591,312
Accounts receivable	281,540	379,369
Inventory	613,788	1,159,629
Prepaid expenses and other current assets	70,498	190,847

Total current assets	10,089,289	3,321,157

PROPERTY AND EQUIPMENT — Net	470,916	510,167
GOODWILL	1,321,240	1,321,240
PATENTS — Net	1,285,429	1,303,474
OTHER ASSETS	12,258	12,258

TOTAL ASSETS	$13,179,132	$6,468,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,012,503	$698,600
Accrued salaries and benefits	496,897	498,090
Accrued purchase commitments	456,000	456,000
Other accrued expenses and other current liabilities	345,735	192,974
Deferred revenue	26,620	25,526

Total current liabilities	2,337,755	1,871,190

LONG-TERM LIABILITIES:
Other non-current liabilities	—	851

Total liabilities	2,337,755	1,872,041

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2007 and 2006, 11,504,051 and 11,502,315 shares issued and outstanding in 2007 and 2006, respectively	11,504	11,502
Additional paid-in capital	31,437,742	31,424,436
Accumulated deficit	(20,607,869)	(26,839,683)

Total stockholders’ equity	10,841,377	4,596,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,179,132	$6,468,296

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET REVENUE:
MagicPoint	$1,168,034	$1,565,369
Duraswitch:
Related party — Delphi	7,631,250	—
Non-related parties	266,971	152,626

Total net revenue	9,066,255	1,717,995

COST OF GOODS SOLD:
MagicPoint	857,373	1,190,016
Duraswitch	66,325	61,768

Total cost of goods sold	923,698	1,251,784

Gross profit	8,142,557	466,211

OPERATING EXPENSES:
Selling, general and administrative	1,483,987	716,778
Research, development and commerical application engineering	338,158	311,899

Total operating expenses	1,822,145	1,028,677

INCOME (LOSS) FROM OPERATIONS	6,320,412	(562,466)

OTHER INCOME — Net	38,582	30,075

INCOME (LOSS) BEFORE INCOME TAXES	$6,358,994	$(532,391)

PROVISION FOR INCOME TAXES	127,180	—

NET INCOME (LOSS)	$6,231,814	$(532,391)

EARNINGS (LOSS) PER SHARE — BASIC	$0.54	$(0.05)

EARNINGS (LOSS) PER SHARE — DILUTED	$0.54	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	11,502,373	11,481,512

DILUTED	11,559,472	11,481,512

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,231,814	$(532,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,160	99,452
Stock compensation	13,308	7,390
Changes in operating assets and liabilities:
Accounts receivable	97,829	485,057
Inventory	545,841	(540,109)
Prepaid expenses and other current assets	120,349	(25,948)
Accounts payable	313,904	(527,374)
Accrued salaries and benefits	(1,192)	(192,582)
Other accrued expenses and other current liabilities	152,761	(209,246)
Other non-current liabilities	(851)	(2,328)
Deferred revenue	1,094	(12,725)

Net cash provided by (used in) operating activities	7,557,017	(1,450,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(15,581)	(13,313)
Purchases of property and equipment	(9,285)	(115,047)

Net cash used in investing activities	(24,866)	(128,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital leases and notes payable	—	(158,484)

Net cash used in financing activities	—	(158,484)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,532,151	(1,737,648)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,591,312	4,022,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,123,463	$2,285,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$2,330

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. INTERIM FINANCIAL INFORMATION
     The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and March 31, 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and March 31, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
     Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not indicative of the operating results for the full year.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the period presented. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.
2. EARNINGS PER SHARE
     Statement of Financial Accounting Standards (“SFAS”) No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options.
     For the period ended March 31, 2006 the effect of potential dilutive common shares was antidilutive and no diluted calculation was required. For the period ended March 31, 2007, a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

	Three Months Ended				Three Months Ended
	March 31, 2007			March 31, 2006
			Per Share			Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount

Basic EPS
Earnings available to common shareholders	$6,231,814	11,502,373	$0.54	$(532,391)	11,481,512	$(0.05)

Effect of Dilutive Securities
Dilutive effect of stock options		57,099
Dilutive EPS
Earnings available to common shareholders	$6,231,814	11,559,472	$0.54	$(532,391)	11,481,512	$(0.05)

     Options and warrants excluded from the calculation of diluted earnings per share were 1,597,264 for the three months ended March 31, 2007, as the exercise price was greater than the average share price for the period. For the three months ended March 31, 2006, 1,910,147 options and warrants were excluded from the calculation because they were antidilutive.

3. STOCK BASED COMPENSATION
     As of March 31, 2007, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms. The stock options for directors and executive officers typically vest within 30 days of grant. At March 31, 2007, 69,731 shares of the Company’s registered common stock were available for grant under the plans.
     The Company accounts for its options in accordance with SFAS No. 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense in the financial statements for all share based payment awards made to employees and directors based on estimated fair values. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods.
     Stock based compensation cost recognized in the three months ended March 31, 2007 was $13,308, which consisted of $10,808 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008, and $2,500 of restricted stock which is awarded quarterly. Stock based compensation expense for the three months ended March 31, 2006 totaled $7,390. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations. No stock options were issued in the quarter ended March 31, 2007.
     Option activity under the Company’s stock option plans during the three months ended March 31, 2007 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2006	1,468,473	$6.62
Granted	—
Exercised	—
Expired or terminated	(8,000)	$1.56

Outstanding, March 31, 2007	1,460,473	$6.65

Exercisable, March 31, 2007	1,370,473	$6.98

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2007 was 5.27 years and $53,190 and for options exercisable at March 31, 2007 was 5.62 years and $52,590.
     As of March 31, 2007, $75,659 of compensation cost related to unvested stock options is expected to be recognized during fiscal years 2007 and 2008.
4. REVENUE CONCENTRATIONS
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

     The Company subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, the Company reached a settlement agreement with Delphi, subject to court approval, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. The agreement was approved by the bankruptcy court in February 2007.
     In March 2007, the Company sold its rights to this claim and received a cash payment of approximately $7.6 million which was recognized as Duraswitch segment revenue in the first quarter of 2007. As a result of this settlement and the resulting revenue, the Company incurred commission and fee expenses of approximately $650,000 based on its existing commission and fee agreements. Commissions and fees of approximately $190,000 were paid in the first quarter, and an additional amount of approximately $460,000 has been paid in the second quarter of 2007.
     The $7.6 million of revenue represents 84% of total Company revenue for the first quarter and 97% of Duraswitch segment revenue for the first quarter.
     For the three months ended March 31, 2007 and 2006, the Company recognized $1.1 million and $1.5 million of revenue, respectively, for sales to Gateway, Inc. as part of its MagicPoint segment. In fiscal 2007 the $1.1 million represented 12% of total Company revenue and 92% of the MagicPoint segment revenue. In fiscal 2006, the $1.5 million represented 86% of total Company revenue and 94% of MagicPoint segment revenue.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consists of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,121,610	$1,337,202
Finished goods	71,748	457,676

Subtotal	1,193,358	1,794,878

Less reserves	(579,570)	(635,249)

Inventory — net	$613,788	$1,159,629

6. PATENTS
     Amortization expense for patents was $33,625 and $32,683 for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization expense for existing patents is $135,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	March 31, 2007	December 31, 2006
Patents	$1,763,301	$1,747,719
Accumulated amortization	(477,872)	(444,245)

Patents — net	$1,285,429	$1,303,474

7. ACCOUNTS PAYABLE
     For the period ended March 31, 2007, Accounts Payable consisted of $375,000 of fees associated with the revenue from the claim for licensing fees from Delphi Automotive Systems, which were paid in the second quarter of fiscal 2007. The remaining payable amount of $637,503 consisted of other trade payables. For the period ended December 31, 2006 the payable amount of $698,600 consisted entirely of trade payables.

8. OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following amounts:

	March 31, 2007	December 31, 2006
Accrued income taxes payable	$127,180	$—
Accrued accounting and legal expenses	45,667	70,019
Warranty reserve	32,860	26,700
Accrued commissions	93,852	12,273
Other operating expense accruals	46,176	83,982

Total other accrued expenses	$345,735	$192,974

9. INCOME TAXES
     As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $23.7 million, which expire in 2011 through 2025, and net operating loss carryforwards for state income tax purposes of $8.9 million, which expire in 2007 through 2010. The Company intends to utilize $6.3 million of these loss carryforwards to offset most of the taxable income earned in fiscal 2007. However, the Company is subject to an alternative minimum tax for 10% of the net operating loss carryforwards utilized. The alternative minimum tax rate of 20% is applied to the amount of the 10% of the net operating carryforward utilized. Accordingly, income tax expense of $127,180 was recognized in the three month period ended March 31, 2007. That amount is payable at March 31, 2007 and is included in other accrued expenses in the accompanying balance sheet. The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset. The decision to provide a full valuation allowance was based on the fact that net income for the quarter was the result of the monetization of the Company’s general unsecured claim against Delphi Automotive Systems, LLC and that there can be no assurances of future operating profits.
     Net deferred tax assets consist of the following:

	March 31,	December 31,
	2007	2006
Deferred tax assets:
Operating loss carryforwards	$6,000,822	$8,455,384
Capitalized research and development	1,804,099	1,559,329
Research and development credits	1,398,235	1,398,235
Deferred licensing revenue	6,950	11,013
Inventory reserve	131,394	247,194
Accruals	85,719	322,566
Other	64,631	28,733

Total	9,491,850	12,022,454
Less valuation allowance	(8,967,877)	(11,436,074)

Total	523,973	586,380
Deferred tax liabilities:
Patents	(490,462)	(526,641)
Other	(33,511)	(59,739)

Total	$—	$—

     During the quarter ended March 31, 2007, the Company decreased the valuation allowance by $2,468,197 against deferred tax assets based on the expected use of $6.3 million of the Company’s net operating loss carryforwards and the corresponding reduction in the operating loss carryforward tax asset. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
     On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”). Accounting for Uncertainty in Income Taxes. According to FIN 48, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all of the Company’s income tax positions. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Except for changes to the net operating loss carryforward, the Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.
     The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the quarter ended March 31, 2007, the Company did not accrue any interest or penalties into income tax expense.
     The tax years 2003 through 2006 remain open to examination by the major federal and state taxing jurisdictions to which the Company is subject.

10. LINES OF BUSINESS
     As of March 31, 2007, the Company had two reportable segments: Duraswitch® and MagicPoint®. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The MagicPoint segment manufactures and markets its MagicPoint digital computing pen technology to computer manufacturers.
     During the three months ended March 31, 2007, the settlement of our claim against Delphi Automotive Systems accounted for 84% of total Company revenue and sales to Gateway, Inc. accounted for 12% of total Company revenue. During the three months ended March 31, 2006, sales to Gateway accounted for 86% of total Company revenue.
     A summary of results of operations by business segment follows:

	Three Months Ended
	March 31,2007	March 31,2006
Net Revenue
MagicPoint	$1,168,034	$1,565,369
Duraswitch	7,898,221	152,626

Total Net Revenue	9,066,255	1,717,995

Cost of Goods Sold
MagicPoint	857,373	1,190,016
Duraswitch	66,325	61,768

Total Cost of Goods Sold	923,698	1,251,784

Gross Profit
MagicPoint	310,661	375,353
Duraswitch	7,831,896	90,858

Total Gross Profit	8,142,557	466,211

Operating Expenses
MagicPoint	443,994	445,921
Duraswitch	812,268	156,212

Total Operating Expenses	1,256,262	602,133

Operating Profit (Loss)
MagicPoint	(133,333)	(70,568)
Duraswitch	7,019,628	(65,354)

Total Operating Profit (Loss)	6,886,295	(135,922)

Corporate Expenses	565,883	426,544

InPlay Income (Loss) from Operations	$6,320,412	$(562,466)

	As of
	March 31, 2007	December 31, 2006
Assets by Segment
MagicPoint Goodwill	$877,366	$877,366
MagicPoint Patents — net	560,200	565,436
Other MagicPoint Assets	982,087	1,811,780

Total MagicPoint Assets	2,419,653	3,254,582

Duraswitch Goodwill	443,874	443,874
Duraswitch Patents — net	725,229	738,038
Other Duraswitch assets	407,337	366,221

Total Duraswitch Assets	1,576,440	1,548,133

Corporate Assets	9,183,039	1,665,581

Total Assets	$13,179,132	$6,468,296

11. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments. In the fourth quarter of 2006, the Company recognized a potential loss on purchase commitments of approximately $456,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors. There were not any changes to these commitments during the first quarter of fiscal 2007.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
12. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 159 is currently being evaluated by the Company and it is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Note Regarding Forward-Looking Statements and Associated Risks
     This Quarterly Report on Form 10-QSB, including the “Management’s Discussion and Analysis or Plan of Operation,” and documents incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project,” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
     We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Forward-looking statements are based largely on our expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-QSB, including those set forth in the Notes to the Condensed Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis or Plan of Operation” and the section entitled “Risk Factors” in our most recent Annual Report on Form 10-KSB describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the following:
•	any material delay, cancellation or reduction of orders from one or more significant customers;

•	the ability to obtain sufficient raw materials at favorable prices;

•	the ability to manage risks associated with our contract manufacturing resources, including quality control, warranty coverage, compliance requirements and other risks associated with outsourcing, particularly with international manufacturers;

•	the failure to develop, introduce and sell new products using our patented technologies; and

•	the inability to protect our intellectual property or development of products by our competitors that offer significant advantages over our products.
     In addition, new factors, other than those identified in this Form 10-QSB or our most recent Annual Report on Form 10-KSB, may emerge from time to time and it is not possible for us to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Form 10-QSB or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

     Revenue Recognition. Our MagicPoint segment manufactures digital pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time we deliver products to our customers.
     Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per-switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the three months ended March 31, 2007, we recognized the $7.6 million Delphi settlement as revenue because it related to minimum license fees due under the agreement with Delphi.
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
     Inventory Valuation. Our inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and Duraswitch licensed components, and finished goods which are primarily pens and digitizers that are in transit to the customer. We record inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.
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
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, as of March 31, 2007, of the amount of such deferred tax assets that, more likely than not, will be realized. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. Based on our review of the deferred tax assets at March 31, 2007, we have determined that a valuation allowance in the amount of $9.0 million was required and has reserved against all of our deferred tax assets.
     In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for years beginning on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.
Results of Operations
     Net Revenue. The following tables summarize our net revenue:

	Three months ended March 31,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
MagicPoint	$1,168,034	$1,565,369	$(397,335)	(25%)
Duraswitch — Delphi	7,631,250	—	7,631,250	—
Duraswitch — Other	266,971	152,626	114,345	75%

Total net revenue	$9,066,255	$1,717,995	$7,348,260	428%

     Net MagicPoint Revenue. Revenue related to one customer (see Note 4 to the Financial Statements) was $1,070,417 for the three-month period ended March 31, 2007, or 92% of net MagicPoint revenue, as compared to $1,470,000, or 94% of net MagicPoint revenue in the prior year. The decrease was due to lower shipments than the previous year. Based on the customer’s most recent forecasts, we expect a significant decline in MagicPoint revenue in 2007 as compared to 2006. We will continue our attempts to win additional business from this customer and obtain new customers for MagicPoint products.
     Net Duraswitch Revenue. For the three months ended March 31, 2007 and 2006, recognition of revenue from the Delphi license agreement generated approximately $7.6 million and $0, respectively, of Duraswitch licensing revenue representing 97% and 0% of Duraswitch licensing revenue, respectively. The 2007 Delphi revenue represents a cash payment from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC. We do not expect any additional revenue from Delphi in the future. The increase in net revenue from other customers for the three-month period was primarily due to increased sales of thiNcoder® rotary switch licensed components and royalties. Revenue from our thiNcoder® product should continue at its current rate through 2007.
     Revenue may fluctuate from period to period because of the timing of purchase orders from our customers, as well as market acceptance of products that incorporate our technologies. The amount of revenue for any period is not necessarily indicative of results for any future period.
     Cost of Goods Sold and Gross Profit. The following tables summarize our cost of goods sold (COGS) and gross profit:

		Three months ended March 31,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
Cost of Goods Sold
MagicPoint	$857,373	$1,190,016	$(332,643)	(28%)
Duraswitch	66,325	61,768	4,557	7%

Total COGS	$923,698	$1,251,784	$(328,086)	(26%)

			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
Gross Profit
MagicPoint	$310,661	$375,353	$(64,692)	(17%)
Duraswitch	7,831,896	90,858	7,741,038	8520%

Total Gross Profit	$8,142,557	$466,211	$7,676,346	1647%

     MagicPoint. MagicPoint gross profit decreased as a result of lower sales than the previous year. Gross margin for the quarter ended March 31, 2007 was 27%, which was slightly higher than the gross margin of 24% in the previous year.
     Duraswitch. Duraswitch gross profit increased mainly because of the revenue received from our claim for licensing fees from Delphi of $7.6 million which did not have any raw material costs associated with it. The increase in cost of goods sold for other customers is consistent with the associated revenue increase for the quarter ended March 31, 2007 when compared to the previous year.
     Selling, General and Administrative Expenses. The following tables summarize our selling, general and administrative expenses (SG&A):

	Three months ended March 31,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
MagicPoint	$191,811	$245,152	$(53,341)	(22%)
Duraswitch	726,293	45,082	681,211	1511%
Corporate	565,883	426,544	139,339	33%

Total SG&A	$1,483,987	$716,778	$767,209	107%

     Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses.
     MagicPoint SG&A. The decrease in expenses from the previous year was due to lower headcount and lower compensation expense than the previous year.
     Duraswitch SG&A. The increase in expenses for the three-month period ended March 31, 2007 from the previous year is primarily due to increased commissions and fees, of approximately $650,000, related to the Delphi Automotive Systems, LLC revenue.
     Corporate SG&A. The increase is due to higher compensation expense than the previous year relating to incentive based compensation, increased salary levels and additional headcount.
     Research, Development and Commercial Application Engineering Expenses. The following tables summarize our research, development and commercial application engineering expenses (R&D):

	Three months ended March 31,
	2007	2006	Increase (Decrease)	Increase (Decrease) %
MagicPoint	$252,183	$200,769	$51,414	26%
Duraswitch	85,975	111,130	(25,155)	(23%)

Total R&D	$338,158	$311,899	$26,259	8%

     Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses, project materials and patent amortization expenses.
     MagicPoint R&D. The increase in expenses from the previous year was due to higher headcount and higher compensation expense.
     Duraswitch R&D. The decrease in expenses from the previous year was the result of lower headcount and lower compensation expense.
     Other Income – net. Other income, which is mainly interest income, was $38,582 for the three months ended March 31, 2007, compared to $30,075 for the three months ended March 31, 2006. The increase was due to higher cash balances than the previous year.

Liquidity and Capital Resources
     We had cash and cash equivalents of $9,123,463 on March 31, 2007. Cash increased $7,532,151 from December 31, 2006 because of the receipt of funds from our Delphi Automotive Systems, LLC licensing fee claim settlement.
     Net cash provided by operating activities was $7,557,017 for the three months ended March 31, 2007. The cash provided by operating activities consisted primarily of cash from the sale of the rights to our claim against Delphi, and decreases in MagicPoint inventories of $526,128. We paid commissions and fees relating to the Delphi revenue of approximately $460,000 in the second quarter of fiscal 2007. Additionally, commission and fees of approximately $190,000 were paid in the first quarter.
     Net cash used in investing activities was $24,866 for the three months ended March 31, 2007. The net cash used in investing activities was for patent costs and purchases of computer equipment.
     As of December 31, 2006 we had net operating loss carryforwards for federal income tax purposes of $23.7 million which expire in 2011 through 2025 and net operating loss carryforwards for state income tax purposes of $8.9 million which expire in 2007 through 2010. We intend to use these loss carryforwards to offset most of the taxable income earned in fiscal 2007. We have provided a full valuation allowance against our deferred tax asset. (see Note 9 of the Financial Statements)
     We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.
Item 3. Controls and Procedures
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.
     Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, we, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to the associated costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II OTHER INFORMATION
Item 6.Exhibits

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 3, 2005).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-KSB filed on April 2, 2007).

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (incorporated herein by reference to Exhibit 10.23 on Form 8-K filed on February 27, 2007).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc. (Registrant)
Date: May 11, 2007	By:	/s/ Robert J. Brilon
Robert J. Brilon, President & Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 3, 2005).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-KSB filed on April 2, 2007).

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (incorporated herein by reference to Exhibit 10.23 on Form 8-K filed on February 27, 2007).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002