Form 10QSB
period 2007-06-30
InPlay Technologies, Inc.
filed 2007-08-13
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
Commission file number: 001-15069
InPlay Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0308867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
13845 N. Northsight Blvd.
Scottsdale, Arizona 85260
(Address of principal executive offices)
(480) 586-3300
(Issuer’s telephone number, including area code)
234 South Extension Road
Mesa, Arizona 85210
(Former address, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 8, 2007 there were 11,535,138 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6.Exhibits
SIGNATURES
Exhibit Index
EX-10.25
EX-10.26
EX-10.27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,825,624	$1,591,312
Accounts receivable	371,685	379,369
Inventory	594,338	1,159,629
Prepaid expenses and other current assets	91,054	190,847

Total current assets	8,882,701	3,321,157

PROPERTY AND EQUIPMENT — Net	516,347	510,167
GOODWILL	1,321,240	1,321,240
PATENTS — Net	1,262,274	1,303,474
OTHER ASSETS	24,422	12,258

TOTAL ASSETS	$12,006,984	$6,468,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$654,141	$698,600
Accrued salaries and benefits	1,004,181	498,090
Accrued purchase commitments	456,000	456,000
Other accrued expenses and other current liabilities	324,672	192,974
Deferred revenue	40,124	25,526

Total current liabilities	2,479,118	1,871,190

LONG-TERM LIABILITIES:
Other non-current liabilities	295,161	851

Total liabilities	2,774,279	1,872,041

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2007 and 2006, 11,515,138 and 11,502,315 shares issued and outstanding in 2007 and 2006, respectively	11,515	11,502
Additional paid-in capital	31,478,980	31,424,436
Accumulated deficit	(22,257,790)	(26,839,683)

Total stockholders’ equity	9,232,705	4,596,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,006,984	$6,468,296

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET REVENUE:
FinePoint	$403,982	$2,370,694	$1,572,017	$3,936,063
Duraswitch:
Related party — Delphi	—	—	7,631,250	—
Non-related parties	240,983	180,456	507,953	333,082

Total net revenue	644,965	2,551,150	9,711,220	4,269,145

COST OF GOODS SOLD:
FinePoint	276,596	2,110,291	1,133,970	3,300,307
Duraswitch	155,837	74,080	222,161	135,848

Total cost of goods sold	432,433	2,184,371	1,356,131	3,436,155

Gross profit	212,532	366,779	8,355,089	832,990

OPERATING EXPENSES:
Selling, general and administrative	1,579,945	743,490	3,063,931	1,460,268
Research, development and commercial application engineering	404,565	325,279	742,723	637,178

Total operating expenses	1,984,510	1,068,769	3,806,654	2,097,446

INCOME (LOSS) FROM OPERATIONS	(1,771,978)	(701,990)	4,548,435	(1,264,456)

OTHER INCOME — Net	88,385	18,344	126,967	48,419

INCOME (LOSS) BEFORE INCOME TAXES	$(1,683,593)	$(683,646)	$4,675,402	$(1,216,037)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(33,672)	—	93,508	—

NET INCOME (LOSS)	$(1,649,921)	$(683,646)	$4,581,894	$(1,216,037)

EARNINGS (LOSS) PER SHARE — BASIC	$(0.14)	$(0.06)	$0.40	$(0.11)

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.14)	$(0.06)	$0.40	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	11,505,382	11,491,896	11,503,886	11,486,733

DILUTED	11,505,382	11,491,896	11,551,333	11,486,733

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,581,894	$(1,216,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165,910	167,581
Stock compensation	37,507	42,264
Loss on disposal of equipment	11,760	—
Changes in operating assets and liabilities:
Accounts receivable	7,684	(195,529)
Inventory	565,291	(474,621)
Prepaid expenses and other current assets	87,629	(1,365)
Accounts payable	(44,457)	126,006
Accrued salaries and benefits	506,090	(230,058)
Other accrued expenses and other current liabilities	131,698	(151,299)
Other non-current liabilities	294,310	(4,649)
Deferred revenue	14,598	(48,509)

Net cash provided by (used in) operating activities	6,359,914	(1,986,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(26,510)	(23,474)
Purchases of property and equipment	(116,142)	(176,312)

Net cash used in investing activities	(142,652)	(199,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments in connection with the registration of stock previously issued	—	(77,083)
Net proceeds from exercise of stock options	17,050	26,280
Principal payments on capital leases and notes payable	—	(161,900)

Net cash provided by (used in) financing activities	17,050	(212,703)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,234,312	(2,398,705)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,591,312	4,022,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,825,624	$1,624,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$2,670

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

Fees accrued in connection with the registration of stock previously issued	$—	$20,894

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. INTERIM FINANCIAL INFORMATION
     The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
     Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not indicative of the operating results for the full year.
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
     For the three month periods ended June 30, 2007 and June 30, 2006 the effect of potential dilutive common shares was antidilutive and no diluted calculation was required.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
			Per Share			Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Basic EPS
Earnings available to common shareholders	$(1,649,921)	11,505,382	$(0.14)	$(683,646)	11,491,896	$(0.06)

Effect of Dilutive Securities
Dilutive effect of stock options

Dilutive EPS
Earnings available to common shareholders	$(1,649,921)	11,505,382	$(0.14)	$(683,646)	11,491,896	$(0.06)

     Options and warrants excluded from the calculation of diluted earnings per share were 1,904,564 for the three months ended June 30, 2007 because they were antidilutive. For the three months ended June 30, 2006, 1,898,447 options and warrants were excluded from the calculation because they were antidilutive.

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount

Basic EPS
Earnings available to common shareholders	$4,581,894	11,503,886	$0.40	$(1,216,037)	11,486,733	$(0.11)

Effect of Dilutive Securities
Dilutive effect of stock options		47,447

Dilutive EPS
Earnings available to common shareholders	$4,581,894	11,551,333	$0.40	$(1,216,037)	11,486,733	$(0.11)

     Options and warrants excluded from the calculation of diluted earnings per share were 1,751,564 for the six months ended June 30, 2007, as the exercise price was greater than the average share price for the period. For the six months ended June 30, 2006, 1,898,447 options and warrants were excluded from the calculation because they were antidilutive.
3. STOCK BASED COMPENSATION
     As of June 30, 2007, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms. The stock options for directors and executive officers typically vest within 30 days of grant.
     At the Company’s annual shareholder meeting held on May 31, 2007, shareholders approved the First Amendment to the Company’s 2005 Stock Award Plan and increased the number of shares authorized under the Plan from 500,000 to 1,000,000. As of June 30, 2007, 548,644 shares of the Company’s registered common stock were available for grant under the plans.
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
     Stock based compensation cost recognized in the three months ended June 30, 2007 was $24,199, which consisted of $10,808 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008, $10,891 of expense related to options issued in May 2007, and $2,500 of restricted stock which is awarded quarterly. Stock based compensation expense for the three months ended June 30, 2006 totaled $34,874. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.
     Stock based compensation cost recognized in the six months ended June 30, 2007 was $37,507, which consisted of $21,616 of expense relating to stock options issued in 2006, $10,891 of expenses related to options issued in May 2007, and $5,000 of restricted stock. Stock based compensation expense for the six months ended June 30, 2006 totaled $42,264. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.

     Option activity under the Company’s stock option plans during the six months ended June 30, 2007 was as follows:

		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2006	1,468,473	$6.62
Granted	20,000	$0.97
Exercised	(10,000)	$1.71
Expired or terminated	(8,000)	$1.56

Outstanding, June 30, 2007	1,470,473	$6.61

Exercisable, June 30, 2007	1,395,473	$6.87

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at June 30, 2007 was 5.07 years and $443,345 and for options exercisable at June 30, 2007 was 5.34 years and $392,945.
     As of June 30, 2007, $64,850 of compensation cost related to unvested stock options is expected to be recognized during fiscal years 2007 and 2008.
     The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months ended
	June 30, 2007	June 30, 2006
Weighted average expected stock price volatility	83%	87%
Weighted average expected option life (years)	3.0	3.0
Risk-free interest rate	4.69%	4.74%
Expected dividends	0%	0%
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
     In March 2007, the Company sold its rights to this claim and received a cash payment of approximately $7.6 million which was recognized as Duraswitch segment revenue in the first quarter of 2007. As a result of this settlement and the resulting revenue, the Company incurred commission and fee expenses of approximately $650,000 based on its existing commission and fee agreements. Commissions and fees of approximately $190,000 were paid in the first quarter, and an additional amount of approximately $460,000 was paid in the second quarter of 2007.
     The $7.6 million of Delphi revenue represents 79% of total Company revenue for the six months ended June 30, 2007 and 94% of Duraswitch segment revenue for the six months ended June 30, 2007.
     For the three months ended June 30, 2007 and 2006, the Company recognized $385,000 and $2.2 million of revenue, respectively, for sales to Gateway, Inc. and Quanta, who serves as an ODM supplier to Gateway, as part of its FinePoint segment. In fiscal 2007 the $385,000 represented 60% of total Company revenue and 95% of the FinePoint segment revenue. In fiscal 2006, the $2.2 million represented 87% of total Company revenue and 94% of FinePoint segment revenue.
     For the six months ended June 30, 2007 and 2006, the Company recognized $1.5 million and $3.7 million of revenue, respectively for sales to Gateway and Quanta. In fiscal 2007, the $1.5 million represented 15% of total Company revenue and 93% of the FinePoint segment revenue. In fiscal 2006, the $3.7 million represented 87% of total Company revenue and 94% of FinePoint segment revenue.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consists of the following:

	June 30, 2007	December 31, 2006
Raw materials	$968,196	$1,337,202
Finished goods	205,712	457,676

Subtotal	1,173,908	1,794,878

Less reserves	(579,570)	(635,249)

Inventory — net	$594,338	$1,159,629

6. PATENTS
     Amortization expense for patents was $34,084 and $32,975 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense for patents was $67,708 and $65,658 for the six months ended June 30, 2007 and 2006, respectively. The estimated amortization expense for existing patents is $136,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	June 30, 2007	December 31, 2006
Patents	$1,774,230	$1,747,719
Accumulated amortization	(511,956)	(444,245)

Patents — net	$1,262,274	$1,303,474

7. ACCOUNTS PAYABLE
     For the period ended June 30, 2007, accounts payable consisted of $654,141 of trade payables. For the period ended December 31, 2006 the payable amount of $698,600 consisted of trade payables.
8. ACCRUED SALARIES AND BENEFITS
     Accrued salaries and benefits consisted of the following amounts:

	June 30, 2007	December 31, 2006
Termination and severance expenses	$476,913	$161,500
Accrued salaries, benefits and payroll taxes	303,872	136,102
Vacation salary accruals	223,396	200,488

Total accrued salaries and benefits	$1,004,181	$498,090

9. OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following amounts:

	June 30, 2007	December 31, 2006
Accrued income taxes payable	$93,508	$—
Accrued tooling costs	90,000	—
Accrued accounting and legal expenses	37,826	70,019
Warranty reserve	15,630	26,700
Accrued commissions	10,732	12,273
Other operating expense accruals	76,976	83,982

Total other accrued expenses	$324,672	$192,974

10. INCOME TAXES
     As of June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19.0 million, which expire in 2011 through 2026, and net operating loss carryforwards for state income tax purposes of approximately $4.0 million, which expire in 2007 through 2011. The Company is subject to an alternative minimum tax for 10% of the net operating loss carryforwards utilized. The alternative minimum tax rate of 20% is applied to the amount of the 10% of the net operating carryforward utilized. Accordingly, income tax expense of $93,508 was recognized in the six month period ended June 30, 2007. That amount is payable at June 30, 2007 and is included in other accrued expenses in the accompanying balance sheet. The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset. The decision to provide a full valuation allowance was based on the fact that net income for the six month period was the result of the monetization of the Company’s general unsecured claim against Delphi Automotive Systems, LLC and that there can be no assurances of future operating profits.
     Net deferred tax assets consist of the following:

	June 30,	December 31,
	2007	2006
Deferred tax assets:
Operating loss carryforwards	$6,650,688	$8,455,384
Capitalized research and development	1,804,099	1,559,329
Research and development credits	1,398,235	1,398,235
Deferred licensing revenue	6,950	11,013
Inventory reserve	131,394	247,194
Accruals	85,719	322,566
Other	64,631	28,733

Total	10,141,716	12,022,454
Less valuation allowance	(9,617,743)	(11,436,074)

Total	523,973	586,380
Deferred tax liabilities:
Patents	(490,462)	(526,641)
Other	(33,511)	(59,739)

Total	$—	$—

     During the six months ended June 30, 2007, the Company decreased the valuation allowance by $1,818,331 against deferred tax assets based on the expected use of $4.7 million of the Company’s net operating loss carryforwards and the corresponding reduction in the operating loss carryforward tax asset. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
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
     The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the six months ended June 30, 2007, the Company did not accrue any interest or penalties into income tax expense.
     The tax years 2003 through 2006 remain open to examination by the major federal and state taxing jurisdictions to which the Company is subject.

11. LINES OF BUSINESS
     As of June 30, 2007, the Company had two reportable segments: Duraswitch® and FinePoint® (previously known as MagicPoint). These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its FinePoint digital computing pen technology to computer manufacturers.
     During the three months ended June 30, 2007, sales to Gateway, Inc. accounted for 60% of total Company revenue. During the three months ended June 30, 2006, sales to Quanta, who serves an ODM supplier to Gateway Inc., accounted for 87% of total Company revenue. See footnote 4 for additional segment revenue information.
     A summary of results of operations by business segment follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Revenue
FinePoint	$403,982	$2,370,694	$1,572,017	$3,936,063
Duraswitch	240,983	180,456	8,139,203	333,082

Total Net Revenue	644,965	2,551,150	9,711,220	4,269,145

Cost of Goods Sold
FinePoint	276,596	2,110,291	1,133,970	3,300,307
Duraswitch	155,837	74,080	222,161	135,848

Total Cost of Goods Sold	432,433	2,184,371	1,356,131	3,436,155

Gross Profit
FinePoint	127,386	260,403	438,047	635,756
Duraswitch	85,146	106,376	7,917,042	197,234

Total Gross Profit	212,532	366,779	8,355,089	832,990

Operating Expenses
FinePoint	573,547	442,856	1,017,540	888,777
Duraswitch	157,455	170,741	969,724	326,953

Total Operating Expenses	731,002	613,597	1,987,264	1,215,730

Operating Profit (Loss)
FinePoint	(446,161)	(182,453)	(579,493)	(253,021)
Duraswitch	(72,309)	(64,365)	6,947,318	(129,719)

Total Operating Profit (Loss)	(518,470)	(246,818)	6,367,825	(382,740)

Corporate Expenses	1,253,508	455,172	1,819,390	881,716

InPlay Income (Loss) from Operations	$(1,771,978)	$(701,990)	$4,548,435	$(1,264,456)

	As of
Assets by Segment	June 30, 2007	December 31, 2006
FinePoint Goodwill	$877,366	$877,366
FinePoint Patents — net	539,152	565,436
Other FinePoint Assets	1,063,798	1,811,780

Total FinePoint Assets	2,480,316	3,254,582

Duraswitch Goodwill	443,874	443,874
Duraswitch Patents — net	723,122	738,038
Other Duraswitch assets	303,472	366,221

Total Duraswitch Assets	1,470,468	1,548,133

Corporate Assets	8,056,200	1,665,581

Total Assets	$12,006,984	$6,468,296

12. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments. During the fourth quarter of 2006, the Company recognized a potential loss on purchase commitments of approximately $456,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors. There were not any changes to these commitments during the first six months of fiscal 2007.
     Lease Commitment. In May 2007 the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations to there in June 2007. Annual rental payments over the life of the lease will be approximately $200,000 per year. The Company will continue to lease its current facility through December 2007 and will incur rental payments of approximately $30,000 for the period July through December 2007.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
13. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 159 is currently being evaluated by the Company and it is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
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
     In addition, new factors, other than those identified in this Form 10-QSB or our most recent Annual Report on Form 10-KSB, may emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Form 10-QSB or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

     Revenue Recognition. Our FinePoint segment (previously known as MagicPoint) manufactures digital pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Generally, all of these conditions are met at the time we deliver products to our customers.
     Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per-switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the six months ended June 30, 2007, we recognized the $7.6 million Delphi settlement as revenue because it related to minimum license fees due under the agreement with Delphi.
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
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, as of June 30, 2007, of the amount of such deferred tax assets that, more likely than not, will be realized. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. Based on our review of the deferred tax assets at June 30, 2007, we have determined that a valuation allowance in the amount of $9.6 million was required and has reserved against all of our deferred tax assets.
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
Results of Operations
     Net Revenue. The following tables summarize our net revenue:

	Three months ended June 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$403,982	$2,370,694	$(1,966,712)	(83%)
Duraswitch — Delphi	—	—	—	—
Duraswitch — Other	240,983	180,456	60,527	34%

Total net revenue	$644,965	$2,551,150	$(1,906,185)	(75%)

	Six months ended June 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$1,572,017	$3,936,063	$(2,364,046)	(60%)
Duraswitch — Delphi	7,631,250	—	7,631,250	—
Duraswitch — Other	507,953	333,082	174,871	53%

Total net revenue	$9,711,220	$4,269,145	$5,442,075	127%

     Net FinePoint Revenue. Revenue related to one customer (see Note 4 to the Financial Statements) was $385,000 for the three-month period ended June 30, 2007, or 95% of net FinePoint revenue, as compared to $2.2 million, or 94% of net FinePoint revenue in the prior year. For the six-month period ended June 30, 2007, revenue related to one customer was $1.5 million or 93% of net FinePoint revenue, as compared to $3.7 million or 94% of net FinePoint revenue in the same period during 2006. The decrease was due to lower shipments than the previous year. Based on the customer’s most recent forecasts, we expect a significant decline in FinePoint revenue in the second half of 2007 as compared to 2006. Revenue from this customer in the third quarter of 2007 is expected to be slightly higher than second quarter of 2007. However, we expect lower revenue from this customer in the fourth quarter of 2007 when compared to the current quarter. We are continuing our efforts to secure business from this customer, and obtain new customers for our products. Significant revenue from these efforts will probably not occur until 2008.
     Net Duraswitch Revenue. For the three months ended June 30, 2007 and 2006, we did not generate any revenue from the Delphi license agreement. For the six months ended June 30, 2007 and 2006, we generated approximately $7.6 million and $0, respectively, of Duraswitch licensing revenue representing 94% and 0% of Duraswitch licensing revenue, respectively. The 2007 Delphi revenue represents a cash payment received in the first quarter of 2007 from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC. We do not expect any additional revenue from Delphi in the future. The increase in net revenue from other customers for the three-month period was primarily due to increased sales of thiNcoder® rotary switch licensed components and royalties. Revenue from our thiNcoder® product should continue at its current rate through 2007.
     Revenue may fluctuate from period to period because of the timing of purchase orders from our customers, as well as market acceptance of products that incorporate our technologies. The amount of revenue for any period is not necessarily indicative of results for any future period.

     Cost of Goods Sold and Gross Profit. The following tables summarize our cost of goods sold (COGS) and gross profit:

	Three months ended June 30,
			Increase	Increase
Cost of Goods Sold	2007	2006	(Decrease)	(Decrease) %
FinePoint	$276,596	$2,110,291	$(1,833,695)	(87%)
Duraswitch	155,837	74,080	81,757	110%

Total COGS	$432,433	$2,184,371	$(1,751,938)	(80%)

			Increase	Increase
Gross Profit	2007	2006	(Decrease)	(Decrease) %
FinePoint	$127,386	$260,403	$(133,017)	(51%)
Duraswitch	85,146	106,376	(21,230)	(20%)

Total Gross Profit	$212,532	$366,779	$(154,247)	(42%)

	Six months ended June 30,
			Increase	Increase
Cost of Goods Sold	2007	2006	(Decrease)	(Decrease) %
FinePoint	$1,133,970	$3,300,307	$(2,166,337)	(66%)
Duraswitch	222,161	135,848	86,313	64%

Total COGS	$1,356,131	$3,436,155	$(2,080,024)	(61%)

			Increase	Increase
Gross Profit	2007	2006	(Decrease)	(Decrease) %
FinePoint	$438,047	$635,756	$(197,709)	(31%)
Duraswitch	7,917,042	197,234	7,719,808	3914%

Total Gross Profit	$8,355,089	$832,990	$7,522,099	903%

     FinePoint. FinePoint gross profit decreased as a result of lower sales than the previous year. Gross margin for the quarter ended June 30, 2007 was 32%. This was an increase from 11% in the previous year, which was adversely affected by late shipment penalties and material scrap losses. The current quarter margin is consistent with year to date gross margin of 28%.
     Duraswitch. Duraswitch gross profit for the three month period decreased because of a one time cost of $90,000 for tooling charges relating to our PushGate Island product. Duraswitch gross profit for the six month period increased mainly because of the revenue received from our claim for licensing fees from Delphi of $7.6 million which did not have any raw material costs associated with it. The increase in cost of goods sold for other customers is consistent with the associated revenue increase for the quarter ended June 30, 2007 when compared to the previous year.
     Selling, General and Administrative Expenses. The following tables summarize our selling, general and administrative expenses (SG&A):

	Three months ended June 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$254,589	$221,979	$32,610	15%
Duraswitch	71,848	66,339	5,509	8%
Corporate	1,253,508	455,172	798,336	175%

Total SG&A	$1,579,945	$743,490	$836,455	113%

	Six months ended June 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$446,399	$467,131	$(20,732)	(4%)
Duraswitch	798,142	111,421	686,721	616%
Corporate	1,819,390	881,716	937,674	106%

Total SG&A	$3,063,931	$1,460,268	$1,603,663	110%

     Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses.
     FinePoint SG&A. The increase in expenses for the three month period ended June 30, 2007 from the previous year is mainly due to higher legal costs relating to severance negotiations and offset by lower salaries because of lower headcount. The decrease for the six month period ended June 30, 2007 from the previous year is because of lower headcount in 2007 offset by higher legal costs.
     Duraswitch SG&A. The increase in expenses for the six month period ended June 30, 2007 from the previous year is primarily due to increased commissions and fees, of approximately $650,000, related to the Delphi Automotive Systems, LLC revenue.
     Corporate SG&A. The increase for both periods from the previous year is due to higher compensation expense than the previous year relating to employment agreement severance expenses of approximately $800,000, incentive based compensation, increased salary levels and additional headcount.
     Research, Development and Commercial Application Engineering Expenses. The following tables summarize our research, development and commercial application engineering expenses (R&D):

	Three months ended June 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$318,958	$220,877	$98,081	44%
Duraswitch	85,607	104,402	(18,795)	(18%)

Total R&D	$404,565	$325,279	$79,286	24%

	Six months ended June 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$571,141	$421,646	$149,495	35%
Duraswitch	171,582	215,532	(43,950)	(20%)

Total R&D	$742,723	$637,178	$105,545	17%

     Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses, project materials and patent amortization expenses.
     FinePoint R&D. The increase in expenses for both periods from the previous year is due to higher headcount and higher compensation expense, plus higher expenses for new product prototype development.
     Duraswitch R&D. The decrease in expenses for both periods from the previous year was the result of lower headcount and lower compensation expense.
     Other Income — net. Other income, which is mainly interest income, was $88,385 for the three months ended June 30, 2007, compared to $18,344 for the three months ended June 30, 2006. Other income for the six months ended June 30, 2007 was $126,967 compared to $48,419 for the six months ended June 30, 2006. The increase was due to higher cash balances than the previous year.
Liquidity and Capital Resources
     We had cash and cash equivalents of $7,825,624 on June 30, 2007. Cash increased $6,234,312 from December 31, 2006 because of the receipt of funds from our Delphi Automotive Systems, LLC licensing fee claim settlement.
     Net cash provided by operating activities was $6,359,914 for the six months ended June 30, 2007. The cash provided by operating activities consisted primarily of net income, decreases in FinePoint inventories of $555,575, and increases in accruals for severance expenses of approximately $800,000 which will be paid in future periods. We also paid commissions and fees relating to the Delphi revenue of approximately $650,000 during the first six months.

     Net cash used in investing activities was $142,652 for the six months ended June 30, 2007. The net cash used in investing activities was for patent costs, purchases of computer equipment, and purchases of office furnishings for our new corporate offices.
     As of June 30, 2007 we had net operating loss carryforwards for federal income tax purposes of approximately $19.0 million which expire in 2011 through 2026 and net operating loss carryforwards for state income tax purposes of approximately $4.0 million which expire in 2007 through 2011. We intend to use these loss carryforwards to offset most of the taxable income earned in fiscal 2007. We have provided a full valuation allowance against our deferred tax asset. (see Note 10 of the Financial Statements)
     We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.
Item 3. Controls and Procedures.
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.
     Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Stockholders, held on May 31, 2007, the following actions were taken:
•	Steven P. Hanson was elected to serve a three-year term as a director, expiring in 2010:

Votes for	Votes withheld
8,023,286	596,990
•	Stockholders approved the 2005 Stock Award Plan Amendment:

Votes for	Votes against	Votes withheld
4,605,215	1,374,551	34,420
•	Stockholders ratified the appointment of Moss Adams, LLP as our independent registered public accountants for the year ending December 31, 2007:

Votes for	Votes against	Votes withheld
8,242,052	374,573	3,651
Item 6. Exhibits.

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 3, 2005).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-KSB filed on April 2, 2007).

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (incorporated herein by reference to Exhibit 10.23 on Form 8-K filed on February 27, 2007).

10.24	First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan (incorporated herein by reference to Exhibit 10.24 on Form 8-K filed on June 1, 2007).

10.25	Lease Agreement between InPlay Technologies and The Reliable Life Insurance Company (filed herein).

10.26	InPlay Technologies, Inc. 2005 Stock Award Plan Stock Option Agreement (filed herein).

10.27	Employment Agreement dated May 25, 2007 between InPlay Technologies, Inc. and Timothy Kuhn (filed herein).

Exhibit No.	Description of Exhibit
10.28	Severance Agreement and Release of Claims between InPlay Technologies, Inc. and Robert J. Brilon (incorporated herein by reference to Exhibit 10.28 on Form 8-K filed on August 6, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.

(Registrant)

Date: August 13, 2007	By:	/s/ Steven P. Hanson

Steven P. Hanson
Chief Executive Officer

/s/ William Rodes

William Rodes
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 3, 2005).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-KSB filed on April 2, 2007).

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (incorporated herein by reference to Exhibit 10.23 on Form 8-K filed on February 27, 2007).

10.24	First Amendment to InPlay Technologies Inc. 2005 Stock Award (incorporated herein by reference to Exhibit 10.24 on Form 8-K filed on June 1, 2007).

10.25	Lease Agreement between InPlay Technologies and The Reliable Life Insurance Company (filed herein).

10.26	InPlay Technologies, Inc. 2005 Stock Award Plan Stock Option Agreement (filed herein).

10.27	Employment Agreement dated May 25, 2007 between InPlay Technologies, Inc. and Timothy Kuhn (filed herein).

10.28	Severance Agreement and Release of Claims between InPlay Technologies, Inc. and Robert J. Brilon (incorporated herein by reference to Exhibit 10.28 on Form 8-K filed on August 6, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002