Form 10QSB
period 2007-09-30
InPlay Technologies, Inc.
filed 2007-11-13
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of November 9, 2007 there were 11,595,138 shares of the small business issuer’s common stock outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
Item 3. Controls and Procedures.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits.
SIGNATURES
Exhibit Index
EX-10.29
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,874,540	$1,591,312
Accounts receivable	207,360	379,369
Inventory — net	160,441	1,159,629
Prepaid expenses and other current assets	78,050	190,847

Total current assets	7,320,391	3,321,157

PROPERTY AND EQUIPMENT — net	479,348	510,167
GOODWILL	1,321,240	1,321,240
PATENTS — net	1,238,100	1,303,474
OTHER ASSETS	23,422	12,258

TOTAL ASSETS	$10,382,501	$6,468,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$530,183	$698,600
Accrued salaries and benefits	606,603	498,090
Accrued purchase commitments	456,000	456,000
Other accrued expenses and other current liabilities	306,600	192,974
Deferred revenue	25,526	25,526

Total current liabilities	1,924,912	1,871,190

LONG-TERM LIABILITIES:
Other non-current liabilities	250,644	851

Total liabilities	2,175,556	1,872,041

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2007 and 2006, 11,535,138 and 11,502,315 shares issued and outstanding in 2007 and 2006, respectively	11,535	11,502
Additional paid-in capital	31,524,113	31,424,436
Accumulated deficit	(23,328,703)	(26,839,683)

Total stockholders’ equity	8,206,945	4,596,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,382,501	$6,468,296

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET REVENUE:
FinePoint	$1,019,423	$2,885,685	$2,591,440	$6,821,748
Duraswitch:
Related party — Delphi	—	—	7,631,250	—
Non-related parties	203,780	203,631	711,733	536,713

Total net revenue	1,223,203	3,089,316	10,934,423	7,358,461

COST OF GOODS SOLD:
FinePoint	1,031,169	2,212,391	2,165,138	5,512,698
Duraswitch	65,596	71,758	287,757	207,606

Total cost of goods sold	1,096,765	2,284,149	2,452,895	5,720,304

Gross profit	126,438	805,167	8,481,528	1,638,157

OPERATING EXPENSES:
Selling, general and administrative	834,401	745,038	3,898,332	2,205,306
Research, development and commercial application engineering	551,874	340,878	1,294,596	978,056

Total operating expenses	1,386,275	1,085,916	5,192,928	3,183,362

INCOME (LOSS) FROM OPERATIONS	(1,259,837)	(280,749)	3,288,600	(1,545,205)

OTHER INCOME — Net	95,416	23,417	222,382	71,836

INCOME (LOSS) BEFORE INCOME TAXES	$(1,164,421)	$(257,332)	$3,510,982	$(1,473,369)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(93,508)	—	—	—

NET INCOME (LOSS)	$(1,070,913)	$(257,332)	$3,510,982	$(1,473,369)

EARNINGS (LOSS) PER SHARE — BASIC	$(0.09)	$(0.02)	$0.30	$(0.13)

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.09)	$(0.02)	$0.30	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC	11,533,236	11,498,496	11,513,776	11,490,697

DILUTED	11,533,236	11,498,496	11,574,242	11,490,697

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,510,982	$(1,473,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	250,892	252,715
Stock compensation	56,860	48,107
Loss on disposal of equipment	6,175	124
Changes in operating assets and liabilities:
Accounts receivable	172,009	461,367
Inventory	999,188	(883,975)
Prepaid expenses and other current assets	101,633	(23,620)
Accounts payable	(168,413)	(116,444)
Accrued salaries and benefits	108,513	(183,839)
Other accrued expenses and other current liabilities	113,626	132,955
Other non-current liabilities	249,793	(6,966)
Deferred revenue	—	(57,353)

Net cash provided by (used in) operating activities	5,401,258	(1,850,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(38,246)	(48,244)
Proceeds from sales of equipment	6,819	—
Purchases of property and equipment	(129,453)	(187,212)

Net cash used in investing activities	(160,880)	(235,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments in connection with the registration of stock previously issued	—	(56,189)
Net proceeds from exercise of stock options	42,850	26,280
Principal payments on capital leases and notes payable	—	(163,314)

Net cash provided by (used in) financing activities	42,850	(193,223)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,283,228	(2,278,977)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,591,312	4,022,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,874,540	$1,743,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$2,726

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. INTERIM FINANCIAL INFORMATION
     The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
     Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not indicative of the operating results for the full year.
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
2. EARNINGS PER SHARE
     Statement of Financial Accounting Standards (“SFAS”) No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options and warrants.
     For the three month periods ended September 30, 2007 and September 30, 2006 the effect of potential dilutive common shares was antidilutive and no diluted calculation was required.

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
			Per Share			Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Basic EPS
Earnings available to common shareholders	$(1,070,913)	11,533,236	$(0.09)	$(257,332)	11,498,496	$(0.02)

Effect of Dilutive Securities
Dilutive effect of stock options		—	—		—	—

Dilutive EPS
Earnings available to common shareholders	$(1,070,913)	11,533,236	$(0.09)	$(257,332)	11,498,496	$(0.02)

     Options and warrants excluded from the calculation of diluted earnings per share were 1,868,064 for the three months ended September 30, 2007 because they were antidilutive. For the three months ended September 30, 2006, 1,848,447 options and warrants were excluded from the calculation because they were antidilutive.

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount

Basic EPS
Earnings available to common shareholders	$3,510,982	11,513,776	$0.30	$(1,473,369)	11,490,697	$(0.13)

Effect of Dilutive Securities
Dilutive effect of stock options		60,466	—		—	—

Dilutive EPS
Earnings available to common shareholders	$3,510,982	11,574,242	$0.30	$(1,473,369)	11,490,697	$(0.13)

     Options and warrants excluded from the calculation of diluted earnings per share were 1,572,764 for the nine months ended September 30, 2007, as the exercise price was greater than the average share price for the period. For the nine months ended September 30, 2006, 1,848,447 options and warrants were excluded from the calculation because they were antidilutive.
3. STOCK-BASED COMPENSATION
     As of September 30, 2007, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms. The stock options for directors typically vest within 30 days of grant. The stock options for officers and employees typically vest over a 30 month period from the date of grant.
     At the Company’s annual stockholder meeting held on May 31, 2007, stockholders approved the First Amendment to the Company’s 2005 Stock Award Plan which increased the number of shares authorized under the Plan from 500,000 to 1,000,000. As of September 30, 2007, 313,144 shares of the Company’s common stock were available for grant under the plans.
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
     Stock-based compensation cost recognized in the three months ended September 30, 2007 was $19,353, which consisted of $10,808 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008 and $8,545 of expense related to options issued in August 2007. Stock based compensation expense for the three months ended September 30, 2006 totaled $5,843. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.
     Stock-based compensation cost recognized in the nine months ended September 30, 2007 was $56,860, which consisted of $32,425 of expense relating to stock options issued in 2006, $19,435 of expenses related to options issued in 2007, and $5,000 of restricted stock. Stock-based compensation expense for the nine months ended September 30, 2006 totaled $48,107. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.

     Option activity under the Company’s stock option plans during the nine months ended September 30, 2007 was as follows:

		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2006	1,468,473	$6.62
Granted	272,000	$1.55
Exercised	(30,000)	$1.43
Expired or terminated	(24,500)	$3.13

Outstanding, September 30, 2007	1,685,973	$5.95

Exercisable, September 30, 2007	1,358,973	$6.99

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at September 30, 2007 was 5.53 years and $125,617 and for options exercisable at September 30, 2007 was 6.86 years and $103,327.
     As of September 30, 2007, $284,738 of compensation cost related to unvested stock options is expected to be recognized through fiscal 2009.
     The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months ended
	September 30, 2007	September 30, 2006

Weighted average expected stock price volatility	90%	76% — 78%
Weighted average expected option life (years)	3.0	3.0
Risk-free interest rate	4.34%	4.69% — 4.85%
Expected dividends	0%	0%

	Nine Months ended
	September 30, 2007	September 30, 2006

Weighted average expected stock price volatility	83% — 90%	76% — 87%
Weighted average expected option life (years)	3.0	3.0
Risk-free interest rate	4.34% — 4.69%	4.69% — 4.85%
Expected dividends	0%	0%
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

     The Company subsequently filed a proof of claim for $9 million which was equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, the Company reached a settlement agreement with Delphi, subject to court approval, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. The agreement was approved by the bankruptcy court in February 2007.
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
     The $7.6 million of Delphi revenue represents 70% of total Company revenue for the nine months ended September 30, 2007 and 91% of Duraswitch segment revenue for the nine months ended September 30, 2007.
     For the three months ended September 30, 2007 and 2006, the Company recognized $1.0 million and $2.9 million of revenue, respectively, for sales to Gateway, Inc. and Quanta, who serves as a supplier to Gateway, as part of its FinePoint segment. In fiscal 2007 the $1.0 million represented 81% of total Company revenue and 98% of the FinePoint segment revenue. In fiscal 2006, the $2.9 million represented 93% of total Company revenue and 99% of FinePoint segment revenue.
     For the nine months ended September 30, 2007 and 2006, the Company recognized $2.5 million and $6.6 million of revenue, respectively for sales to Gateway and Quanta. In fiscal 2007, the $2.5 million represented 22% of total Company revenue and 95% of the FinePoint segment revenue. In fiscal 2006, the $6.6 million represented 90% of total Company revenue and 97% of FinePoint segment revenue.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consists of the following:

	September 30, 2007	December 31, 2006
Raw materials	$126,555	$701,953
Finished goods	33,886	457,676

Inventories — net	160,441	1,159,629

6. PATENTS
     Amortization expense for patents was $35,910 and $33,894 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense for patents was $103,619 and $99,552 for the nine months ended September 30, 2007 and 2006, respectively. The estimated amortization expense for existing patents is $145,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	September 30, 2007	December 31, 2006
Patents	$1,785,965	$1,747,719
Accumulated amortization	(547,865)	(444,245)

Patents — net	$1,238,100	$1,303,474

7. ACCRUED SALARIES AND BENEFITS
     Accrued salaries and benefits consisted of the following amounts:

	September 30, 2007	December 31, 2006

Termination and severance expenses	$435,353	$161,500
Accrued salaries, benefits and payroll taxes	97,830	136,102
Vacation salary accruals	73,420	200,488

Total accrued salaries and benefits	$606,603	$498,090

8. OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following amounts:

	September 30, 2007	December 31, 2006

Accrued tooling costs	$90,000	$—
Accrued accounting and legal expenses	55,346	70,019
Warranty reserve	90,928	26,700
Accrued commissions	6,386	12,273
Other operating expense accruals	63,940	83,982

Total other accrued expenses	$306,600	$192,974

     The warranty reserve was increased by approximately $75,000 during the three months ended September 30, 2007 based on shipments made during the period and an estimate of potential product returns over the next twelve months. The $90,000 accrued tooling costs represent a one time cost recorded in the second quarter relating to development of a new product, and is expected to be paid in April 2008.
9. INCOME TAXES
     As of September 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20.2 million, which expire in 2011 through 2026, and net operating loss carryforwards for state income tax purposes of approximately $5.4 million, which expire in 2007 through 2011. Normally, a company is subject to an alternative minimum tax for 10% of the net operating loss carryforwards utilized. The alternative minimum tax rate of 20% is applied to the amount of the 10% of the net operating carryforward utilized. The company calculated an income tax expense of $93,508 through June 30, 2007 based on this assumption. However, in the quarter ended September 30, 2007, the Company identified that it qualifies for a small corporation exemption that would eliminate the alternative minimum tax in 2007. Therefore, the Company will not be taxed on net operating loss carryforwards utilized, and will not incur a tax payable liability in 2007. Accordingly, the previous amount accrued of $93,508 through June was reversed in the September quarter. The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset. The decision to provide a full valuation allowance was based on the fact that net income for the nine month period was the result of the monetization of the Company’s general unsecured claim against Delphi Automotive Systems, LLC and that there can be no assurances of future operating profits.

     Net deferred tax assets consist of the following:

	September 30,	December 31,
	2007	2006
Deferred tax assets:
Operating loss carryforwards	$7,213,763	$8,455,384
Capitalized research and development	1,966,662	1,559,329
Research and development credits	1,398,235	1,398,235
Deferred licensing revenue	8,880	11,013
Inventory reserve	79,523	247,194
Accruals	31,869	322,566
Other	304,436	28,733

Total	11,003,368	12,022,454
Less valuation allowance	(10,480,994)	(11,436,074)

Total	522,374	586,380
Deferred tax liabilities:
Patents	(490,462)	(526,641)
Other	(31,912)	(59,739)

Total	$—	$—

     During the nine months ended September 30, 2007, the Company decreased the valuation allowance by $955,080 against deferred tax assets based on the expected use of $3.2 million of the Company’s net operating loss carryforwards and the corresponding reduction in the operating loss carryforward tax asset. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
     On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”). Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all of the Company’s income tax positions. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Except for changes to the net operating loss carryforward, the Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.
     The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the nine months ended September 30, 2007, the Company did not accrue any interest or penalties into income tax expense.
     The tax years 2003 through 2006 remain open to examination by the major federal and state taxing jurisdictions to which the Company is subject.
10. LINES OF BUSINESS
     As of September 30, 2007, the Company had two reportable segments: Duraswitch® and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its FinePoint digital computing pen technology to computer manufacturers.
     During the three months ended September 30, 2007, sales to Gateway, Inc. accounted for 81% of total Company revenue. During the three months ended September 30, 2006, sales to Quanta, who serves a supplier to Gateway Inc., accounted for 93% of total Company revenue. See Note 4 for additional segment revenue information.

     A summary of results of operations by business segment follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net Revenue
FinePoint	$1,019,423	$2,885,685	$2,591,440	$6,821,748
Duraswitch	203,780	203,631	8,342,983	536,713

Total Net Revenue	1,223,203	3,089,316	10,934,423	7,358,461

Cost of Goods Sold
FinePoint	1,031,169	2,212,391	2,165,138	5,512,698
Duraswitch	65,596	71,758	287,757	207,606

Total Cost of Goods Sold	1,096,765	2,284,149	2,452,895	5,720,304

Gross Profit
FinePoint	(11,746)	673,294	426,302	1,309,050
Duraswitch	138,184	131,873	8,055,226	329,107

Total Gross Profit	126,438	805,167	8,481,528	1,638,157

Operating Expenses
FinePoint	672,735	495,667	1,690,275	1,384,444
Duraswitch	177,657	163,333	1,147,380	490,286

Total Operating Expenses	850,392	659,000	2,837,655	1,874,730

Operating Profit (Loss)
FinePoint	(684,481)	177,627	(1,263,973)	(75,394)
Duraswitch	(39,473)	(31,460)	6,907,846	(161,179)

Total Operating Profit (Loss)	(723,954)	146,167	5,643,873	(236,573)

Corporate Expenses	535,883	426,916	2,355,273	1,308,632

InPlay Income (Loss) from Operations	$(1,259,837)	$(280,749)	$3,288,600	$(1,545,205)

	As of
	September 30, 2007	December 31, 2006
Assets by Segment
FinePoint Goodwill	$877,366	$877,366
FinePoint Patents — net	517,511	565,436
Other FinePoint Assets	482,391	1,811,780

Total FinePoint Assets	1,877,268	3,254,582

Duraswitch Goodwill	443,874	443,874
Duraswitch Patents — net	720,589	738,038
Other Duraswitch assets	277,529	366,221

Total Duraswitch Assets	1,441,992	1,548,133

Corporate Assets	7,063,241	1,665,581

Total Assets	$10,382,501	$6,468,296

11. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments. During the fourth quarter of 2006, the Company recognized a potential loss on purchase commitments of approximately $456,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors. There were not any changes to these commitments during the first nine months of fiscal 2007.
     Lease Commitment. In May 2007 the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007. Annual rental payments over the life of the lease will be approximately $200,000 per year. The Company will continue to lease its current facility through December 2007 and will incur rental payments of approximately $15,000 for the period October through December 2007.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business.
     The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
12. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”.) This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. SFAS No. 159 is currently being evaluated by the Company and it is not expected to have a material impact on the Company’s financial condition or results of operations.

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
     We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Forward-looking statements are based largely on our expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-QSB, including those set forth in the Notes to the Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis or Plan of Operation” and the section entitled “Risk Factors” in our most recent Annual Report on Form 10-KSB describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the following:
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
Overview of Business
     Through our two business segments, FinePoint and Duraswitch, we design, develop and market innovative human interface devices (HID) for electronic products. Our FinePoint digital computing pen technology offers significant advancement in performance and feature enhancement over current analog products. Our target markets include tablet PCs and other mobile computing devices. Our Duraswitch electronic switch technologies include PushGate® pushbutton, thiNcoder® rotary and MagnaMouseTM multidirectional switch options for medical devices, industrial controls and other electronic equipment.
Executive Summary
     In July 2007, we announced management changes including the resignation of our previous CEO and CFO, the appointments of our chairman, Steven Hanson, as CEO and William Rodes as interim CFO. Subsequently, we also announced the promotion of our COO, Ramesh Ramchandani, to President and COO and the appointment of Mark Sokolowski as CFO. Along with these changes, we put in place a 90-day plan to assess our current position, to formulate and create the strategic plan and the implementation of that plan. During the assessment phase, we identified five critical areas that we needed to address:

     1) Strengthen our market expertise in order to serve our customers well.
     Update: We have developed a growing database of market knowledge, sourced from over thirty potential customers, touch screen display manufacturers, and several leading independent market research firms. By using this market intelligence, we are setting strategic priorities for product requirements as well as competitive focal points for sales.
     2) Augment critical skills to fill under-resourced areas critical to our business.
     Update: We have strengthened the team with several critical hires since our last report. These hires have been added to the areas of software and hardware engineering and intellectual property management to develop our proprietary knowledge into products. We will continue to add resources in research and development, sales and marketing, and supply chain management. We are also using specialized consultants to design products and help us market them to customers.
     3) Instill a customer driven culture as a core value.
     Update: Since implementing our 90-day plan, we have made customer service a priority. We continue to cultivate a renewed work ethic focused on timely response to requests from current and potential customers. Our goal is to deliver our commitments on time with the high level of quality expected by our customers.
     4) Formulate a structure for business processes to provide direction, accountability and allocation of resources.
     Update: We restructured our company along functional lines rather than product lines. We believe this will improve productivity and communication. We have put in place new project planning tools and management, and will continue to improve this practice across our business. We have completed an analysis of our intellectual property (IP) portfolio. Through this analysis, we feel confident in the value and position of our current IP portfolio, and believe that we have the procedures in place to identify and protect future innovations.
     We have also tightened our supplier certification processes to improve product quality and leadtimes. Our financial processes are being revamped and simplified in order to augment accountability and oversight across all areas in our organization. Additionally, we have focused our product roadmaps on the products that we deem to have the highest potential and instilled a discipline that we believe will lay the groundwork for crisp execution of our strategies.
     5) Improve design-for-manufacturing, supply chain and strategic partners.
     Update: We have launched a three phase process of “Design for Manufacturability” (DFM) and “Design for Test” (DFT) with our tier 1 manufacturing partner in their facility. Through this process and prototype builds we have gained additional insight into making our designs more robust and cost effective. We have partnered with Japan Entry Corp. in Japan and Rich Power Electronic Devices, a company of WPG Holdings, in Asia and India, to expand business development efforts and provide local support in these regions.
     During the second phase of the 90-day plan, we formulated a strategic plan. Our objectives for the plan include profitable growth, cash management, and sustainability of that growth as well as a focus on retention and acquisition of customers. During the final phase of the 90-day plan, we have focused on implementation and execution. These activities will be part of our ongoing efforts for the remainder of 2007 and into 2008.
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
     Revenue Recognition. Our FinePoint segment manufactures digital pens and digitizers for the tablet PC and mobile computing markets. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Generally, all of these conditions are met at the time we deliver products to our customers.
     Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per-switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. In the nine months ended September 30, 2007, we recognized the $7.6 million Delphi settlement as revenue because it related to minimum license fees due under the agreement with Delphi.
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
     Inventory Valuation. Our inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers; Duraswitch licensed components and finished goods. We record inventories at the lower of cost or market value, determined using the first-in, first-out method. Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value. We base the estimate on our assumptions about future demand and market conditions. If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required. We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.
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
     We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. (“SFAS No. 142”.) For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use present value and market value techniques to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, we performed our annual impairment test in December 2006 and found no impairment in our existing goodwill balances.

     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, as of September 30, 2007, of the amount of such deferred tax assets that, more likely than not, will be realized. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. Based on our review of the deferred tax assets at September 30, 2007, we have determined that a valuation allowance in the amount of $10.5 million was required and has been reserved against all of our deferred tax assets.
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
Results of Operations
     Net Revenue. The following tables summarize our net revenue:

	Three months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$1,019,423	$2,885,685	$(1,866,262)	(65%)
Duraswitch — Delphi	—	—	—	—
Duraswitch — Other	203,780	203,631	149	0%

Total net revenue	$1,223,203	$3,089,316	$(1,866,113)	(60%)

	Nine months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$2,591,440	$6,821,748	$(4,230,308)	(62%)
Duraswitch — Delphi	7,631,250	—	7,631,250	—
Duraswitch — Other	711,733	536,713	175,020	33%

Total net revenue	$10,934,423	$7,358,461	$3,575,962	49%

     Net FinePoint Revenue. Revenue related to one customer (see Note 4 to the Financial Statements) was $1.0 million for the three-month period ended September 30, 2007, or 98% of net FinePoint revenue, as compared to $2.9 million, or 99% of net FinePoint revenue in the prior year. For the nine-month period ended September 30, 2007, revenue related to one customer was $2.5 million or 95% of net FinePoint revenue, as compared to $6.6 million or 97% of net FinePoint revenue in the same period during 2006. The decrease was due to lower shipments than the previous year as the customer moved to the end of life for their product. We do not expect revenue from this customer in the 4th quarter of 2007 as we have fulfilled all purchase order requirements to them. We are continuing our efforts to secure business from this customer and obtain new customers for our products. Significant revenue from these efforts will not occur until 2008.
     Net Duraswitch Revenue. For the three months ended September 30, 2007 and 2006, we did not generate any revenue from the Delphi license agreement. For the nine months ended September 30, 2007 and 2006, we generated approximately $7.6 million and $0, respectively, of Delphi licensing revenue representing 91% and 0% of Duraswitch licensing revenue, respectively. The 2007 Delphi revenue represents a cash payment received in the first quarter of 2007 from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC. We do not expect any additional revenue from Delphi in the future. Revenue from other customers for the three-month period was flat primarily due to timing of sales of thiNcoder rotary switch licensed components and royalties. Revenue from our thiNcoder product should continue at its current rate through 2007.
     Revenue may fluctuate from period to period because of the timing of purchase orders from our customers, as well as market acceptance of products that incorporate our technologies. The amount of revenue for any period is not necessarily indicative of results for any future period.

     Cost of Goods Sold and Gross Profit. The following tables summarize our cost of goods sold (COGS) and gross profit:

	Three months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
Cost of Goods Sold
FinePoint	$1,031,169	$2,212,391	$(1,181,222)	(53%)
Duraswitch	65,596	71,758	(6,162)	(9%)

Total COGS	$1,096,765	$2,284,149	$(1,187,384)	(52%)

			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
Gross Profit
FinePoint	$(11,746)	$673,294	$(685,040)	(102%)
Duraswitch	138,184	131,873	6,311	5%

Total Gross Profit	$126,438	$805,167	$(678,729)	(84%)

	Nine months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
Cost of Goods Sold
FinePoint	$2,165,138	$5,512,698	$(3,347,560)	(61%)
Duraswitch	287,757	207,606	80,151	39%

Total COGS	$2,452,895	$5,720,304	$(3,267,409)	(57%)

			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
Gross Profit
FinePoint	$426,302	$1,309,050	$(882,748)	(67%)
Duraswitch	8,055,226	329,107	7,726,119	2348%

Total Gross Profit	$8,481,528	$1,638,157	$6,843,371	418%

     FinePoint. FinePoint gross profit during the quarter was negatively affected by approximately $111,000 of inventory charges for excess digitizer inventory for which there are no orders. FinePoint also incurred approximately $36,000 of excess shipping charges during the quarter to expedite shipments to meet customer requirements. An increase of approximately $75,000 in the warranty reserve was also expensed to allow for possible customer returns over the next twelve months.
     Gross profit over the nine month period was mainly affected by lower shipments during the period as well as the extra costs incurred during the third quarter.
     Duraswitch. Duraswitch gross profit for the three month period was consistent with the prior year. Duraswitch gross profit for the nine month period increased mainly because of the revenue received from our claim for licensing fees from Delphi of $7.6 million which did not have any raw material costs associated with it.

     Selling, General and Administrative Expenses. The following tables summarize our selling, general and administrative expenses (SG&A):

	Three months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$219,524	$261,295	$(41,771)	(16%)
Duraswitch	78,994	56,827	22,167	39%
Corporate	535,883	426,916	108,967	26%

Total SG&A	$834,401	$745,038	$89,363	12%

	Nine months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$665,923	$728,426	$(62,503)	(9%)
Duraswitch	877,136	168,248	708,888	421%
Corporate	2,355,273	1,308,632	1,046,641	80%

Total SG&A	$3,898,332	$2,205,306	$1,693,026	77%

     Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses.
     FinePoint SG&A. The decrease in expenses for the three month period ended September 30, 2007 from the previous year is mainly due to lower salaries because of lower headcount in the administrative area. The decrease for the nine month period ended September 30, 2007 from the previous year is because of lower headcount in 2007 offset by higher legal costs.
     Duraswitch SG&A. The increase in expenses for the three month period ended September 30, 2007 from the previous year is primarily due to increased marketing expenses to develop new customers. The increase in expenses for the nine month period ended September 30, 2007 is due to commissions and fees of approximately $650,000, related to the Delphi Automotive Systems, LLC revenue.
     Corporate SG&A. The increase for both periods from the previous year is due to higher compensation expense than the previous year relating to employment agreement severance expenses of approximately $800,000, incentive based compensation, increased salary levels and additional headcount. Additionally the Company incurred approximately $49,000 of higher rent during the third quarter after the move to new corporate facilities in June 2007.
     Research, Development and Commercial Application Engineering Expenses. The following tables summarize our research, development and commercial application engineering expenses (R&D):

	Three months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$453,211	$234,372	$218,839	93%
Duraswitch	98,663	106,506	(7,843)	(7%)

Total R&D	$551,874	$340,878	$210,996	62%

	Nine months ended September 30,
			Increase	Increase
	2007	2006	(Decrease)	(Decrease) %
FinePoint	$1,024,352	$656,018	$368,334	56%
Duraswitch	270,244	322,038	(51,794)	(16%)

Total R&D	$1,294,596	$978,056	$316,540	32%

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
     Other Income — net. Other income, which is mainly interest income, was $95,416 for the three months ended September 30, 2007, compared to $23,417 for the three months ended September 30, 2006. Other income for the nine months ended September 30, 2007 was $222,382 compared to $71,836 for the nine months ended September 30, 2006. The increase was due to higher cash balances than the previous year.
     Income Taxes. During the quarter ended September 30, 2007, it was identified that we qualify for a small corporation exemption that would eliminate the alternative minimum tax in 2007. Therefore, we reversed the $93,508 previously accrued as an estimated tax liability.
Liquidity and Capital Resources
     We had cash and cash equivalents of $6,874,540 on September 30, 2007. Cash increased $5.3 million from December 31, 2006 because of the receipt of $7.6 million of funds from our Delphi Automotive Systems, LLC licensing fee claim settlement, offset by cash used for operations and investing activities over the nine month period.
     Net cash provided by operating activities was approximately $5.4 million for the nine months ended September 30, 2007. The cash provided by operating activities consisted primarily of net income, decreases in FinePoint inventories of $1.0 million, and increases in accruals for severance expenses of approximately $550,000 which will be paid in future periods. We also paid commissions and fees relating to the Delphi revenue of approximately $650,000 during the first nine months.
     Net cash used in investing activities was $160,880 for the nine months ended September 30, 2007. The net cash used in investing activities was for patent costs, purchases of computer equipment, and purchases of office furnishings for our new corporate offices.
     As of September 30, 2007 we had net operating loss carryforwards for federal income tax purposes of approximately $20.2 million which expire in 2011 through 2026 and net operating loss carryforwards for state income tax purposes of approximately $5.4 million which expire in 2007 through 2011. We intend to use these loss carryforwards to offset most of the taxable income earned in fiscal 2007. We have provided a full valuation allowance against our deferred tax asset. (see Note 9 to the Consolidated Financial Statements)
     We believe that our cash on hand will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we may seek to obtain additional working capital through debt or equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.
Item 3. Controls and Procedures.
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.
     Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
Item 1. Legal Proceedings
During May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay. He alleges that InPlay terminated his employment in violation of his employment agreement, that InPlay breached a duty owed to him by settling a lawsuit for an amount less than what he believes was appropriate, and by interfering with his earnout right under the terms of the Merger Agreement between InPlay and FinePoint. He seeks compensatory damages for each of these allegations. We believe InPlay has numerous defenses to his claims, and we are vigorously defending, and intend to continue to vigorously defend, against his claims. We also have asserted counterclaims against him for damages based on our belief that he breached certain representation and warranties in the Merger Agreement between InPlay and FinePoint. The matter is currently in the discovery phase, and a hearing is scheduled for July 2008.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 3, 2005).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-KSB filed on April 2, 2007).

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (incorporated herein by reference to Exhibit 10.23 on Form 8-K filed on February 27, 2007).

10.24	First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan (incorporated herein by reference to Exhibit 10.24 on Form 8-K filed on June 1, 2007).

10.25	Lease Agreement between InPlay Technologies and The Reliable Life Insurance Company (incorporated herein by reference to Exhibit 10.25 on Form 10-QSB filed on August 13, 2007).

10.26	InPlay Technologies, Inc. 2005 Stock Award Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 on Form 10-QSB filed on August 13, 2007).

10.27	Employment Agreement dated May 25, 2007 between InPlay Technologies, Inc. and Timothy Kuhn (incorporated herein by reference to Exhibit 10.27 on Form 10-QSB filed on August 13, 2007).

10.28	Severance Agreement and Release of Claims between InPlay Technologies, Inc. and Robert J. Brilon (incorporated herein by reference to Exhibit 10.28 on Form 8-K filed on August 6, 2007).

10.29	Employment Agreement dated June 6, 2006 between InPlay Technologies, Inc. and Eric Vandewater (filed herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.
(Registrant)
Date: November 13, 2007	By:	/s/ Steven P. Hanson
Steven P. Hanson
Chief Executive Officer

/s/ Mark R. Sokolowski
Mark R. Sokolowski
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 3, 2005).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-KSB filed on April 2, 2007).

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (incorporated herein by reference to Exhibit 10.23 on Form 8-K filed on February 27, 2007).

10.24	First Amendment to InPlay Technologies Inc. 2005 Stock Award Plan (incorporated herein by reference to Exhibit 10.24 on Form 8-K filed on June 1, 2007).

10.25	Lease Agreement between InPlay Technologies and The Reliable Life Insurance Company (incorporated herein by reference to Exhibit 10.25 on Form 10-QSB filed on August 13, 2007).

10.26	InPlay Technologies, Inc. 2005 Stock Award Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 on Form 10-QSB filed on August 13, 2007).

10.27	Employment Agreement dated May 25, 2007 between InPlay Technologies, Inc. and Timothy Kuhn (incorporated herein by reference to Exhibit 10.27 on Form 10-QSB filed on August 13, 2007).

10.28	Severance Agreement and Release of Claims between InPlay Technologies, Inc. and Robert J. Brilon (incorporated herein by reference to Exhibit 10.28 on Form 8-K filed on August 6, 2007).

10.29	Employment Agreement dated June 6, 2006 between InPlay Technologies, Inc. and Eric Vandewater (filed herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002