Form 10KSB
period 2007-12-31
InPlay Technologies, Inc.
filed 2008-03-24
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
Commission File Number 001-15069

InPlay Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0308867
(State of Incorporation)	(I.R.S. Employer Identification No.)
13845 North Northsight Boulevard
Scottsdale, Arizona 85260
(480) 586-3300
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year: $11,337,784.
     The aggregate market value of common stock held by non-affiliates of the registrant (9,833,151 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Capital Market on February 25, 2008 was $10,816,466. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of February 25, 2008, the issuer had outstanding 11,595,138 shares of common stock.
Documents Incorporated by Reference
     None

INPLAY TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-KSB
Fiscal Year Ended December 31, 2007
Statements Regarding Forward-Looking Statements
     The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, and expenses for fiscal year 2008 and thereafter; statements regarding our licensees’ and customers’ ability to successfully market and manufacture products using our technologies; the potential for our patented technologies in key markets; our estimation of potential revenue from and timing of production using our technologies; our ability to successfully execute on our corporate goal of leveraging our business model with additional technologies; our ability to protect our intellectual property; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no liability to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Risk Factors.”

PART I
Item 1. Description of Business
Overview
     We develop, patent and market innovative human interface devices (HIDs) for electronic products. Our current product lines include the Duraswitch® electronic pushbutton, rotary and omni-directional switch technologies and the FinePoint digital pen and dual-mode pen and touch technologies.
     We maintain our executive offices at 13845 N. Northsight Boulevard, Scottsdale, Arizona 85260, and our telephone number is (480) 586-3300. Through our website at www.inplaytechnologies.com, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website: the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Code of Conduct and Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholders requesting a copy from our corporate secretary at our principal executive offices.
Strategy
     Our goal is to be a recognized leader in human interface device technologies, providing innovative, cost-effective solutions to our customers in automotive, communications, computing, consumer and industrial markets. To achieve this objective, we provide input devices that address market trends, meet our customers’ needs, and enhance the end-user experience. Because our products are incorporated into larger systems such as tablet PCs, medical devices and industrial equipment, we focus our business development efforts on the original equipment manufacturers (OEMs) and original design manufacturers (ODMs) that design and manufacture these products. We also partner with technology developers and manufacturers that have complementary core competencies, thereby enabling us to quickly address technology development, design for manufacture, testing, and delivery.
History
     We were founded in 1997 to commercialize our internally developed Duraswitch electronic switch technology. We have licensed this technology to a network of switch manufacturers and OEMs who market and manufacture products using our switch technologies. In some instances we may work with existing licensees or establish contract manufacturing relationships to produce products for customers that we have obtained directly. While we believe our products are suitable for a wide range of applications, we have focused our business development efforts for the Duraswitch technologies on the medical, industrial and appliance markets.
     In 1999, we completed a public offering and became listed on the American Stock Exchange. Today our shares are listed for quotation on the NASDAQ Capital Market under the symbol NPLA.
     In 2005, we acquired FinePoint Innovations, a developer of digital computing pen technology that enables pen input on tablet PCs, Smartphones, kiosks and point-of-sale systems. Our FinePoint computing pen and digitizer are produced through contract manufacturers, then provided to the ODM or OEM customer for integration into the final product. We have developed digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost. We believe that we can expand our market share by offering this new digital solution as well as integrated pen-and-touch input solutions.

FinePoint Segment
Digital Computing Pen Industry
     Computing pens and digitizers are used to transform human input into a digital signal that a computer or portable device can process. Products that use digitizer input include tablet or convertible PCs, personal digital assistants (PDAs), Smartphones, point-of-sale devices, kiosks, and various computer peripherals.
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
     Our patented FinePoint technology offers an innovative pen input solution for builders of tablet personal computers, computer peripheral products, point-of-sale terminals, and kiosks. We provide pen and digitizer assemblies to OEM customers through contract manufacturers. The assembly is then sold to the ODM or OEM customer for integration into the final product.
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
     Electromagnetic or active digitizers utilize an input device, such as a pen, which contains some electronics external to the touched surface of the digitizing device. An active digitizer uses electromagnetic technology to transmit information about the pen’s location, via the pen, to the sensor grid located behind the liquid crystal display. The controller’s chipset uses this information to create digital data, including ASCII data packages, which are used by the host computer. In active pen input solutions, data communication between the pen and the digitizer is based on either analog or digital communication.
FinePoint Digital Computing Pen Technology
     Our FinePoint products consist of a digitizer and digital writing pen. The pen is a cordless, active RF digital pen versus the earlier analog pen technology used with most computer-based systems. The digitizer is a complete assembly comprised of a sensor grid and integrated controller electronics with standard connectors. The pen transmits a digital signal to the digitizer which is then processed by the system.
     The FinePoint 800 (MPD800) system includes a digitizer and self-powered pen. The pen is powered by a long-life battery. The self-powered pen transmits a very small constant and continuous electromagnetic signal. This signal is captured by the digitizer which is positioned behind the display of the tablet PC or video monitor to determine pen position. The pen position information is sent to the PC or host and is displayed as cursor or mouse position information.
     The FinePoint 900 (MPD900) is a battery-free pen technology. Like our self-powered pen, the MPD900 is a cordless, active RF digital pen. The FinePoint digitizer behind the LCD screen powers the pen. This technology is different than other digitizer-powered analog signal pen products on the market. We believe we have designed the system to optimize power consumption from the tablet PC or convertible notebook while maintaining high accuracy, high resolution, and low noise performance.
     In 2007, we introduced two platforms that enable integrated pen and touch input. Our MPRD95x system incorporates our pen technology with resistive touch input. Our MPCD97x system incorporates pen and capacitive touch technology.
FinePoint Markets
     We market directly to computer OEMs and contract manufacturers. Our current target segment is manufacturers of tablet PCs, convertible notebooks, Smartphones, kiosks and point-of-sale systems. We work with contract manufacturers to manufacture our pen and digitizer product. The assembly is then provided to the ODM or OEM customer for integration into the final product.
     Because of the number of potential customers, and relatively limited number of competitors in our market, we believe that personal contact and one-on-one meetings are the most effective way to sell our technologies. In addition to our in-house business development team, we have identified regions where we need to establish a significant presence and have on-the-ground support for customers and prospects. In these instances, partners represent the most cost-effective, quickest way to implement our plan.
     Our FinePoint business has been dependent on one customer, Gateway, Inc. We recognized approximately $2.4 million and $8.2 million of revenue related to this customer in 2007 and 2006, respectively. We do not expect any significant future revenue from this customer in 2008. See “Risk Factors – If we are unable to increase sales by gaining additional customers and design wins for our technologies, our financial condition and operations will suffer.”
FinePoint Competitive Advantages
     Our FinePoint digital pen products offer a significant advancement in performance over current analog products at a competitive cost. We believe that our digital solution offers competitive advantages including the following:
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
     Lower Cost. With our digital technology, adding features does not require additional tuning and has minimal impact on the cost of production.
     Increased Feature-Enhancement Capability. Our digital technology inherently offers increased feature-enhancement capability that is not easily achieved with analog technology. For example, our FinePoint pen can be configured with a unique identification, enabling a security key or identifiers for a collaborative environment.

Memory can be incorporated into the pen much like a USB device. A host of imaginative features, previously prohibited due to limitations of analog circuitry and communication protocols, can be achieved with our digital solution.
     Customization and differentiation. By offering a wide range of choices for size, design, features and functionality, we believe that we can provide our customers with the ability to produce differentiated products.
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
     Expand Awareness of Our Technologies’ Advantages. We plan to promote our technologies to achieve widespread awareness of the advantages of our digital pen solution. We are focusing our sales and marketing efforts on OEMs that currently, or plan to, manufacture tablet PCs, convertible notebooks and Smartphones as well as the contract manufacturers that serve this market. These efforts include one-on-one meetings with key decision makers at the computer OEMs and contract manufacturers, leveraging relationships with technology alliances and vendors, exposure in trade magazines, and attending trade shows.
     Leverage Relationships with Target Partners. We intend to pursue strategic partnerships with contract manufacturers and component suppliers that currently, or plan to, provide products to computer OEMs. We believe we can advance the commercialization of our digital pen solution by leveraging relationships with established partners who have greater resources and established credibility in the markets that we are targeting.
     Capitalize on Market Trends. We seek to capitalize on the market trend for integrated touch input capability by offering dual- and multi-mode pen and touch input solutions. We have recently launched products that include our pen technology and both resistive and capacitive touch technologies.
FinePoint Competition
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
Duraswitch Segment
Electronic Switch Industry
     Electronic switches and Integrated Control Panels (ICPs) are used in a wide variety of consumer, industrial, and agricultural products, such as appliances, military equipment, airplanes, automobiles, security systems, temperature controls, point-of-sale systems, elevators, medical equipment, computers, gas pumps, beverage dispensers, gaming units, fitness equipment, consumer electronics, and commercial food preparation equipment.
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
     The Duraswitch MagnaMouse. The Duraswitch MagnaMouse is an omni-directional switch that works by using a disc-shaped actuator held by magnetic attraction. Pushing on the switch surface or any custom designed key cap closes the contact and actuates the MagnaMouse. Electrodes are arranged to produce different outputs when contacted in different locations. The MagnaMouse allows for the integration of cursor control devices into ultra-thin, durable control panels, and as a highly reliable actuator under joystick controls. Additionally, the MagnaMouse can be used as a flat-panel rotary switch replacement. As a rotary replacement, the user moves his finger in a circular motion on the flat or embossed overlay. MagnaMouse functions by using an armature, held in place by a magnet in the resting position, and released when pressure is applied. The armature returns to the magnet when released. In addition to solving problems associated with lost or broken knob controls, eliminating the typical rotary switch knob saves cost and space. MagnaMouse is thin (less than 0.080”) and can be mounted on a flex circuit.
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
Duraswitch Markets
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
Duraswitch Electronic Switch Technology Strategies
     Maintain and Further Our Patented Technologies’ Competitive Advantages. We intend to maintain and further our patented technologies’ competitive advantages in order to make our technologies standard in the industry. We intend to pursue this strategy by marketing our technologies’ advantages and broaden market awareness within our target industries. We are focusing our sales and marketing efforts on our licensing program and will work together with licensees and technology partners to develop further these technologies for specific commercial applications as it makes economic sense.
     Increase Market Awareness of Our Patented Technological Advantages. We plan to promote our patented technologies and design expertise to achieve widespread market awareness of our technologies’ advantages. Our promotional efforts will target design engineers and purchasing managers, whom we believe are the primary decision makers within the switch-purchasing market. These efforts will include increasing exposure in trade magazines, increasing traffic to our website, participating actively in vendor-sponsored seminars for design engineers, and promoting our technologies in the trade media. We believe that promoting our success and our licensees’ successes in providing custom-designed solutions for a number of high-profile companies will further enhance market awareness of our technologies and their unique competitive advantages.
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
     Target Key Industries with Potential for High-Volume Applications. We intend to continue to market the advantages of our patented technologies to high-volume OEMs in our key markets, including appliance, medical, and industrial controls. We believe that we have developed the technologies that meet the needs of these industries and can educate OEMs on the benefits of utilizing our technologies in future designs. In marketing directly to OEMs, we plan to be a source for design ideas by educating engineers on the benefits our technologies offer. We promote the solutions our technologies have provided for similar industries. We offer a flexible approach whereby we can produce products by working directly with the OEM, working with a contract manufacturer or working with a licensed manufacturer. We will also support our licensees’ sales efforts through sales calls and engineering support.
Duraswitch Competition
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
     To protect our trade secrets and other intellectual property, we also require our employees, contract workers, consultants, advisors, and collaborators to enter into confidentiality agreements, that prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes. Our technical and sales employees also must agree to disclose and assign to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on the job, using our property, or relating to our business. As of December 31, 2007, we had approximately $1.2 million of capitalized costs related to patents, net of accumulated amortization.
     As of December 31, 2007, we held 22 United States patents and 17 foreign patents for the Duraswitch technologies and seven United States patents and one foreign patent for the FinePoint technologies. We also have patent applications pending in the United States, as well as a number of countries in Asia and Europe.
     We have registered the following trademarks with the United States Patent and Trademark Office: “InPlay Technologies®,” “Duraswitch®,” “Duraswitch” as a stylized word with a unique “D,” “The World is Switching®,” “PushGate®,” “thiNcoder®,” and “MagicPoint®.”
Research, Development, and Commercial Application Engineering
     We have 15 people in our research, development, and commercial application engineering department who focus on supporting our licensees, ODMs and OEM customers in the design and implementation of products using our technologies. These efforts include technology enhancements, value engineering, engineering manuals, design reviews, and on-site training and manufacturing support.
     We have developed a portfolio of patented and patent-pending technologies that meet the needs of our Duraswitch licensees, their customers, and our target markets. Since 2003, we focused our engineering efforts on the commercialization of these technologies through our licensees.
     In 2005, we acquired FinePoint Innovations and the MagicPoint digital computing pen technology. Our engineering efforts for our FinePoint technology have been focused on continued technology development, software enhancements, RoHS compliance, and customer support. Our research, development, and commercial application engineering department will continue to adapt our technologies as needed for commercialization through our licensees and OEM customers. We plan to file patents for any unique technology enhancements or developments.
     During 2007 and 2006, we spent $2,280,914 and $1,351,272, respectively, on research, development, and commercial application engineering efforts. We expect that future research, development and commercial application engineering expenses will fluctuate depending on engineering need to support additional OEM customers.

Employees
     As of March 24, 2008, we had 28 employees. None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.
Risk Factors
If we are unable to increase sales by gaining additional customers and design wins for our technologies, our financial condition and operations will suffer.
     Our success is significantly dependent on our ability to win new customers and volume orders for our technologies. During 2007, we were dependent on Gateway, Inc. for 21% of our total revenue and our Delphi licensing claim settlement accounted for 67% of our revenue. At this time we do not expect any material future revenue from either of these customers. Therefore, we expect a significant decline in revenue until we are able to win new business and begin production of our technologies for new product designs. We are marketing our technologies to several additional OEMs and ODMs, but there can be no assurance that we will be successful in obtaining any new business. Additionally, revenue and margins from new design wins may not be sufficient to cover our expenses and generate profits. Other risks that we face in obtaining new customers and driving revenue growth, include:
•	the lengthy process and costs associated with building relationships with potential customers;

•	our ability to meet the demands of these customers in regard to manufacturing, volumes, cost, quality and timing;

•	challenges in persuading customers to displace current products and suppliers, even if we are able to provide a compelling value proposition; and

•	technical challenges which may or may not be related to components supplied by us.

     Even if our technologies do gain widespread adoption, the timing and amount of product sales or licensing revenue that we receive will depend on whether end products incorporating our technologies achieve widespread acceptance and how quickly that adoption occurs.
As a result of our history of operating losses, loss of two major customers and other factors, our auditors have raised substantial doubt about our ability to continue as a going concern.
     We have experienced significant operating losses since our inception. Our revenue during 2007 was dependant on two customers and we do not expect to receive any future material revenue from those customers. We expect to continue committing substantial resources to the establishment and support of new Duraswitch and FinePoint customer relationships and expanding our market share for our technologies. We are unable to estimate accurately future revenue based upon historical performance and we cannot assure you if and when we will sustain profitability. We have minimal financial resources, and our cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations. As a result of these factors, among others, our independent public accountants have raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock. Our ability to continue as a going concern depends upon our ability to obtain additional financing, our success of regaining customers for our technologies, as well as our ability to improve our liquidity, whether through cash generated by operations or through the issuance of debt or equity.

We may be unable to raise required cash to fund the business plan and net working capital requirements on a go forward basis.
     We believe we will require additional capital in the future to fund our operations, including to:
•	further develop our integrated digital pen-and-touch technology;

•	increase our patent coverage and protect our intellectual property rights;

•	fund development of customer-specific product designs; and

•	fund marketing and long-term business development.
     The ability of our company to continue depends upon generating sufficient cash flow to conduct operations and fund growth. As part of our business plan, we form strategic partnerships with developers and manufacturers, who may require additional investments from us. As our working capital requirements could increase depending on our business plan and operating results, we may be required to obtain additional capital and financing through either debt or equity offerings to meet our objectives. If required, our ability to obtain additional financing from other sources depends on many factors beyond our control, including the state of the capital markets, debt markets and the prospects for our business. The necessary additional financing may not be available to us on acceptable terms or may be available only on terms that could result in dilution to the current owners of our common stock or reduce the scope of or cease operations.
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
Our failure to detect unknown defects in our products could materially harm our relationship with customers, our reputation, and our business. Product liability or warranty claims could be time-consuming and costly.
     Notwithstanding the testing that we perform on our products, defects could be found in our existing or new products. These defects could result in product liability or warranty claims. In addition, any defects found in our products could result in a loss of net sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs, and increased service costs, any of which could discourage customers from purchasing our products. Additionally, defects in our products could result in financial or other damages to our customers, cause us to incur significant warranty and repair costs, and divert our resources from other product development efforts. Our customers could also seek and obtain damages from us. Even if unsuccessful, a product liability claim brought against us could be time-consuming and costly to defend and could harm our business. Although we maintain a warranty reserve, we cannot be certain that this reserve will be sufficient to cover our warranty or other expenses that could arise in the future as a result of defects found in our products.
We rely on our customers to design, market and sell end products using our technologies and our operating results could be harmed if these products are unsuccessful or markets in which we sell our products do not grow.
     We sell technologies that provide human interface solutions for products that other companies design, manufacture and sell. We receive revenue from the sale of components, but have little or no influence over the quality, promotion, distribution and pricing of the end product incorporating our technologies. Products using our technologies may not be brought to market or achieve commercial acceptance.
     Additionally our long-term success depends in part on the continued growth of various market sectors that use our products, including the following:
•	computers and computer-related products, specifically tablet PC and convertible notebooks;

•	medical electronics and equipment; and

•	industrial controls.
     Slow growth in these markets in which we sell our products could limit our sales, adversely affecting our business, financial condition, and results of operations.
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
We use manufacturing resources in Asia, which limits our control of the manufacturing process.
     We outsource some of our manufacturing requirements to strategic partners in Asia. Outsourcing, particularly with international manufacturers, carries certain risks, including:
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
If we are unable to protect our intellectual property, or if we are found to have infringed third party intellectual property rights, our financial condition and future prospects could be materially harmed.
     Our success depends in part on our ability to maintain and protect the proprietary aspects of our technologies and products. We rely on a combination of patents and trade secret protection for most of our proprietary technology, in part through confidentiality agreements with our employees, consultants, and third parties. If any of these agreements are found to be unenforceable, we may be unable to adequately protect our technology. If any of these agreements are breached, especially by companies much larger than us, we may not have adequate financial resources to adequately enforce our rights. Also, others may come to know about or determine our trade secrets.
     It is possible that pending patent applications may not result in the issuance of patents. Additionally, our issued patents may be challenged, invalidated or circumvented and claims may not be sufficient to provide meaningful protection. The laws of certain territories in which we develop, manufacture, or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States. We intend to enforce our intellectual property rights. Litigation brought to protect or enforce our intellectual property rights could be time-consuming and costly and could result in the impairment or loss of some of our intellectual property.
     While we are currently not aware of any claims against us for the infringement of intellectual property rights, any such claim could cause product shipment delays, divert the efforts of our technical and management personnel and require us to spend significant resources to develop or otherwise obtain non-infringing technology. Any successful claim against us would likely require us to pay substantial damages or cease the use and sale of infringing products, or both. In addition, it is possible that our customers may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others.

We are subject to litigation risks.
     From time to time we may be subject to legal claims, with and without merit. We are involved in various claims and legal actions arising from the ordinary course of business including those with customers and suppliers and those involving employment matters. We believe it is unlikely that these claims will have a material adverse effect on our financial position or results of operations. Regardless of their validity, such claims may divert management attention and have substantial defense expenses or settlement costs. Due to the inherent uncertainty of the litigation process, we cannot predict the resolution of any particular claim and its ultimate impact on our business and financial condition.
Our business depends upon retaining key personnel and attracting new employees.
     Our success depends to a significant degree upon the continued contributions of our senior management and other key personnel. The loss of the services of any of our senior management or other key personnel could adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert the attention of other senior management and increase our operating expenses. We do not have any employment contracts in place with any of our current executive officers. We currently do not maintain any key person life insurance. To manage our operations effectively, we may need to hire and retain additional qualified employees in the areas of product design, engineering, operations management, manufacturing production, sales, accounting and finance. We may have difficulty recruiting these employees or integrating them into our business.
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
     In particular, sales of our FinePoint technology have been primarily to one customer, Gateway, Inc. If we are not able to obtain additional customers or if our competitors are successful in developing new products that offer significant advantages over our products, and we are unable to improve our technology or develop or acquire alternative technology that is more competitive, we may not be able to grow our business. If we are unable to design, develop, manufacture, market, and sell new products successfully, we will lose business.

Our goodwill may become impaired in the future.
     We have goodwill resulting from our acquisitions. At least annually, we evaluate this goodwill for impairment based on the fair value of the related reporting units. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted, or a permanent change to the market capitalization of our company. These changes may in the future, result in an impairment that would require a material non-cash charge to our results of operations. Our annual review of goodwill as of December 31, 2007 did not result in any impairment.
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
Our international business activities subject us to risks that could reduce the demand for our products and increase our operating expenses.
     During 2007 and 2006, net revenue from international customers represented 24% and 89% of our total net revenue, respectively. We have been marketing our technologies to international customers and expect that net revenue from international licensees will increase in future years. To date, all of our revenue and substantially all of our costs have been denominated in U.S. dollars. We expect that net revenue and substantially all of our costs will continue to be denominated in U.S. dollars for the foreseeable future. We could be significantly affected by other risks associated with international activities, including the following:
•	different technology standards and design requirements;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation, and limitations on repatriation of cash;

•	social, economic, banking, and political risks;

•	taxation;

•	changes in U.S. laws and policies affecting trade, foreign investment and loans; and

•	changes in enforcement of laws protecting intellectual property.
Our stock price has been volatile.
     The price of our common stock fluctuates significantly. The trading price of our common stock could be subject to wide fluctuations in response to:
•	establishment, growth or loss of licensee or customer relationships;

•	timing of introductions, production, and sales cycles of new products by our licensees or customers incorporating our technologies in their products, which is at their discretion;

•	future announcements concerning our company, our competitors or our principal customers, such as quarterly operating results, adjustments to previously reported results, changes in earnings estimates by analysts, technological innovations, new product introductions, governmental regulations, or litigation;

•	sales or purchase of common stock by our officers, directors, and other insiders;

•	investor perceptions concerning the prospects of our business;

•	market reaction to acquisitions, joint ventures, or strategic investments announced by us or our competitors;

•	the liquidity within the market of our common stock;

•	market conditions and investor sentiment affecting market prices of equity securities of high technology companies or small cap companies;

•	general economic, political, and market conditions, such as recessions or international currency fluctuations;

•	lawsuits filed against us; and

•	compliance with the Sarbanes-Oxley Act.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.
     If we fail to maintain adequate internal controls, as standards are amended or supplemented, we may not be able to ensure that we can conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective system of internal control could harm stockholder and business confidence in our financial reporting and have an adverse effect on our business and stock price.
Rights to acquire shares of common stock could result in dilution to other holders of common stock.
     As of December 31, 2007, we had outstanding options to purchase 1,775,873 shares of common stock under our stock option plans at a weighted average exercise price of $5.73 per share and we had outstanding warrants to purchase 509,091 shares of common stock at a weighted average exercise price of $3.64 per share. We have filed registration statements under the securities laws to register the common stock to be issued under our stock option plans. We have also filed a registration statement to register the resale of shares issuable upon exercise of the outstanding warrants. As a result, the underlying shares will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144. The existence of such stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the holders of these securities can be expected to purchase shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such securities.
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
Item 2. Description of Property
     Our principal facilities are located in Scottsdale, Arizona, where we presently lease 9,385 square feet of office space in a building located at 13845 North Northsight Boulevard. Our lease terminates in September 2012. We believe our current facilities will be sufficient for our operational purposes for the foreseeable future and any additional facilities needed thereafter will be available on commercially reasonable terms.
Item 3. Legal Proceedings
     The Company is involved in various claims and legal actions arising from the ordinary course of business. There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
     In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay. He alleged that InPlay terminated his employment in violation of his employment agreement, and that InPlay breached the terms of a 2005 Merger Agreement between InPlay, FinePoint, and him, for which he sought compensatory and other damages. In March 2008, pending final documentation, the Company entered into a Settlement and Release of Claims Agreement whereby the Company will pay a cash settlement of $330,000 to resolve all of Mr. Caldwell’s claims and dismiss his case in its entirety.
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

	High	Low
Year Ended December 31, 2006
First Quarter	$3.82	$2.25
Second Quarter	3.00	2.18
Third Quarter	2.75	1.15
Fourth Quarter	1.90	1.13

Year Ended December 31, 2007
First Quarter	$2.20	$1.07
Second Quarter	2.43	0.80
Third Quarter	3.50	0.86
Fourth Quarter	2.45	1.10
     As of February 25, 2008, the closing price of our common stock on the NASDAQ Capital Market was $1.10, and there were approximately 200 holders of record of our common stock. We believe that our common stock is held by approximately 1,800 beneficial holders.
Dividend Policy
     We have never declared any cash dividends on our common stock since we currently intend to retain any future earnings to finance future growth. We do not intend to declare any dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
     The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding warrants as well as outstanding stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan, and our 2005 Stock Award Plan as of December 31, 2007.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants,	Options, Warrants,	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders	1,775,873	$5.73	163,244

Equity Compensation Plans Not Approved by Stockholders	509,091 (1)	$3.64	—

Total	2,284,964	$5.27	163,244

(1)	Issuance of warrants in connection with the December 2005 private placement of 1,272,728 shares.

Item 6. Management’s Discussion and Analysis
Overview
     We develop and market innovative human interface devices (HID) for electronic products. Our current technologies include the Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies and the FinePoint digital computing pen and dual-mode pen and touch technologies.
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
     As of March 21, 2008, we had 31 licensees of our switch technologies, foreign and domestic.
     During September 2005, we acquired FinePoint Innovations, a developer of digital computing pen technology. We are marketing the MagicPoint digitizer and pen products developed by FinePoint to manufacturers of convertible notebooks and tablet PCs. We believe our digital pen technology offers significant advantages over the current analog products.
     We anticipate that revenue will fluctuate from period to period. It will be difficult for us to predict the timing and magnitude of such revenue, as it depends on our licensees’ and our customers’ ability to market, produce, and ship products that incorporate our technologies During 2007, we were dependent on Gateway, Inc. for 21% of our total revenue and our Delphi licensing claim settlement accounted for 67% of our revenue. We do not expect any material future revenue from either of these customers. We believe that the amount of revenue for any period is not necessarily indicative of results for any future period.
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

     Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. During 2007, the Company recognized $7.6 million of revenue related to a final settlement through the bankruptcy court on the minimum license requirement on the Delphi licensing agreement.
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
     We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use present value and market value techniques to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, we performed our annual impairment test in December 2007 and found no impairment in our existing goodwill balances. In December 2007, we considered the significant changes that occurred in our two business units as part of our impairment analysis.
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents our best estimate, as of December 31, 2007, of the amount of such deferred tax assets that, more likely than not, will be realized. As a result of this estimate, as of December 31, 2007 we have reduced the entire deferred tax asset by the valuation allowance.
Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Net Revenue. The following table summarizes our net revenue:

	Year ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
FinePoint	$2,714,579	$8,638,519	$(5,923,940)	(69%)
Duraswitch — Delphi	7,631,250	—	7,631,250	—
Duraswitch — Other	991,955	853,643	138,312	16%

Total net revenue	$11,337,784	$9,492,162	$1,845,622	19%

     The increase in total net revenue is primarily a result of a $7.6 million cash payment received in the first quarter of 2007 from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC offset by the decrease in revenue to Gateway. We do not expect any significant revenue from Delphi or Gateway in the near future.
     Net FinePoint Revenue. For the year ended December 31, 2007 and 2006, revenue related to one customer was $2,431,853 and $8,168,449 representing 90% and 95% of net FinePoint revenue. We expect our revenue in 2008 from this customer to be minimal as our customer’s current product is not using our designs. We will continue our efforts to win additional new design business from this customer and obtain new customers for FinePoint products. However, because of lengthy design and product development cycles within the industry, any significant revenue from new customers would likely not occur until the fourth quarter of 2008.
     Net Duraswitch Revenue. For the year ended December 31, 2007 and 2006, recognition of revenue from the Delphi license agreement generated $7,631,250 and $0 of Duraswitch licensing revenue representing 88% and 0% of Duraswitch licensing revenue, respectively. We do not expect any additional revenue from Delphi in the future. Revenue from other licensees increased by $138,312 and $384,332 in 2007 and 2006, respectively, primarily as a result of increased sales of our thiNcoder rotary switch licensed components and royalties.
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
     Cost of Goods Sold. The following table summarizes our cost of goods sold (COGS):

	Year ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
FinePoint	$2,260,073	$7,919,064	$(5,658,991)	(71%)
Duraswitch	395,893	306,440	89,453	29%

Total COGS	$2,655,966	$8,225,504	$(5,569,538)	(68%)

     The decrease in total COGS was primarily the result of the decrease in sales of FinePoint digital pens and digitizers to Gateway. We anticipate that our gross profit as a percentage of revenue will fluctuate in future periods as we experience changes in the percentage of revenue generated from sales of digital pens and digitizers, sales of licensed components, and royalties from licensees who manufacture products utilizing our technologies without purchasing licensed components from us.

     FinePoint COGS. FinePoint COGS relates to the production of the FinePoint digital computing pens and digitizers. The decrease in total COGS was primarily the result of the decrease in sales of FinePoint digital pens and digitizers to Gateway. The COGS as a percentage of FinePoint revenue will fluctuate depending on the average selling price to OEMs. FinePoint COGS and related gross margin was adversely affected in 2007 by approximately $153,000 for one time items which consisted of $108,000 for future purchase commitments, $174,000 for excess inventory write downs, $75,000 for increase in warranty reserve and $36,000 in expediting freight charges offset by approximately a $240,000 chargeback in connection with the termination of a manufacturing agreement with one of our contract manufacturers. In 2006 COGS and gross margin was adversely affected by approximately $864,000 for one time items which consisted of $100,000 for inventory write down costs relating to obsolete and slow moving raw material, losses recognized on future purchase commitments of $456,000 and $318,000 of scrap costs incurred in the fourth quarter in connection with the termination of our manufacturing agreement with one of our contract manufacturers.
     Duraswitch COGS. Duraswitch COGS is primarily comprised of licensed components and other switch materials which are sold to licensees. The increase is primarily related to increased sales of materials sold to licensees to be used in the manufacture of rotary switches.
     Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Year ended December 31,		Increase
	2007	2006	Amount	Percent
FinePoint	$1,124,348	$1,088,268	$36,080	3%
Duraswitch	946,168	244,939	701,229	286%
Corporate	3,073,946	1,897,338	1,176,608	62%

Total SG&A	$5,144,462	$3,230,545	$1,913,917	59%

     FinePoint SG&A. FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs. The increase is primarily driven by settlement of the employment agreement with Mr. Caldwell and the related legal expenses for this employment related matter, offset by lower headcount in 2007.
     Duraswitch SG&A. Duraswitch SG&A primarily consists of salaries of sales and administrative personnel and selling, marketing and promotional expenses. The increase in 2007 is due to payment of commissions and fees of approximately $650,000, related to the Delphi Automotive Systems, LLC revenue.
     Corporate SG&A. Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs. The increase from the previous year is due to higher compensation expense than the previous year relating to employment agreement severance expenses of approximately $800,000, increased salary levels and additional headcount. Additionally we incurred approximately $100,000 of higher rent during the year after the move to its new corporate facilities in June 2007 and stock compensation expense increased approximately $100,000 in 2007.
     Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Year ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
FinePoint	$1,926,452	$925,993	$1,000,459	108%
Duraswitch	354,462	425,279	(70,817)	(17%)

Total R&D	$2,280,914	$1,351,272	$929,642	69%

     FinePoint R&D. FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies. The increase is primarily due to increased spending in its efforts to develop new products and samples for the new customers the company has targeted.

     Duraswitch R&D. Duraswitch R&D consists primarily of salaries and occupancy costs of the team focusing on the commercialization engineering of the Duraswitch technologies. Expenses decreased due to a reduction in headcount for the year.
     Interest and Other Income — Net. Interest and other income — net was $285,101 and $99,980 for the years ended December 31, 2007 and 2006, respectively. The increase was due to increased interest income as a result of higher cash balances.
Liquidity and Capital Resources
     As of December 31, 2007, we had cash and cash equivalents of approximately $5.6 million.
     Net cash provided by operating activities during the year ended December 31, 2007 was $4,165,427. The cash provided by operating activities was used primarily to fund the working capital requirements of our FinePoint segment.
     Net cash used in investing activities during the year ended December 31, 2007 was $268,277. During the year we acquired $234,727 of furniture, equipment and tooling and $41,473 for patents.
     Net cash provided by financing activities during the year ended December 31, 2007 was $103,950.
     Our license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during 2004 through 2007. On October 8, 2005 Delphi filed for reorganization under Chapter 11, when we were owed minimum royalties of $9.0 million through July 2007. On October 27, 2005, the bankruptcy court accepted a revised order agreeing to the cancellation of the license agreement effective October 17, 2005. We subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, we reached a settlement agreement with Delphi, which was approved by the court in February 2007, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. We sold our rights to this claim and received a cash payment of approximately $7.6 million in the first quarter of 2007. As a result of this settlement and the resulting revenue, we incurred commission and fee expenses of approximately $600,000 based on our existing commission and fee agreements. The commissions and fees were paid in the first and second quarters of 2007.
     At December 31, 2007, we had net operating loss carry forwards for federal income tax purposes of $20.7 million which expire in 2019 through 2026 and net operating loss carry forwards for state income tax purposes of $5.9 million which expire 2008 through 2011.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $25 million. Our revenue in 2007 was dependent on two customers, from whom we do not anticipate any future material revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. In 2007, we initiated several senior management changes which we believe will be instrumental in driving our efforts to re-engage with existing and new customers worldwide. While we believe our marketing efforts to generate new customers will ultimately be successful, the timing and amount of revenue generated from these efforts is uncertain. We believe that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.

     Other than disclosed herein, we have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our facilities and short-term purchase order commitments to our suppliers. At December 31, 2007, we had a $90,000 commitment for tooling related to volume production of the PushGate Island magnets which was built to our specifications. The tooling commitment will be reduced by each component part which is sold by the vendor and any remaining commitment will be paid in 2008. At December 31, 2007, we have recognized commitments of $627,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors.
     New Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN 48 is effective for the Company’s fiscal year ending December 31, 2007. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to fair value measurements already required or permitted by existing standards. SFAS 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on its financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (SFAS 158). This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans, and SFAS 158 will not have any impact on its financial condition and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations but does not believe it will have any impact on its financial condition and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141 (R)”), to replace FAS 141, “Business Combinations”. FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141 (R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

     In December 2007, the FASB issued Statement of FAS No. 160, “Non controlling Interests in Consolidated Financial Statements"—an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
InPlay Technologies, Inc.
Scottsdale, Arizona
     We have audited the accompanying consolidated balance sheet of InPlay Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InPlay Technologies, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue in 2007 was dependent on two customers, from whom it does not anticipate any future material revenue. The Company will require additional debt or equity capital to implement its business plan. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.”
/s/ Moss Adams LLP
Scottsdale, Arizona
March 21, 2008

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,592,412
Accounts receivable	228,610
Inventory (Note 5)	108,562
Prepaid expenses and other current assets	128,932

Total current assets	6,058,516
PROPERTY AND EQUIPMENT — Net (Note 6)	437,248
GOODWILL	1,321,240
PATENTS — Net (Note 7)	1,205,977
OTHER ASSETS	17,731

TOTAL	$9,040,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$642,781
Accrued salaries and benefits	777,987
Accrued purchase commitments (Note 15)	558,000
Other accrued expenses and other current liabilities	453,108
Deferred licensing and other revenue	15,695

Total current liabilities	2,447,571

LONG-TERM LIABILITIES
Other non-current liabilities	173,228

Total long-term liabilities	173,228

Total liabilities	2,620,799

COMMITMENTS AND CONTINGENCIES (Notes 5 and 15)
STOCKHOLDERS’ EQUITY (Notes 9 and 10)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2007	—
Common stock, $.001 par value, 40,000,000 shares authorized 11,595,138 shares issued and outstanding	11,595
Additional paid-in capital	31,706,458
Accumulated deficit	(25,298,140)

Total stockholders’ equity	6,419,913

TOTAL	$9,040,712

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
NET REVENUE:
FinePoint	$2,714,579	$8,638,519
Duraswitch related party — Delphi (Note 8)	7,631,250	—
Duraswitch non-related parties	991,955	853,643

Total net revenue	11,337,784	9,492,162

COST OF GOODS SOLD:
FinePoint	2,260,073	7,919,064
Duraswitch	395,893	306,440

Total cost of goods sold	2,655,966	8,225,504

Gross profit	8,681,818	1,266,658

OPERATING EXPENSES:
Selling, general and administrative	5,144,462	3,230,545
Research, development and commercial application engineering	2,280,914	1,351,272

Total operating expenses	7,425,376	4,581,817

INCOME (LOSS) FROM OPERATIONS	1,256,442	(3,315,159)

OTHER INCOME:
Interest and other income — net	285,101	99,980

NET INCOME (LOSS)	$1,541,543	$(3,215,179)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.13	$(0.28)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.13	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	11,530,233	11,493,205

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	11,566,553	11,493,205

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2005	11,481,512	$11,482	$31,373,292	($23,624,504)	$7,760,270
Issuance of stock options	—	—	73,573	—	73,573
Issuance of restricted stock	4,803	4	7,496	—	7,500
Payments in connection with registration of stock previously issued	—	—	(56,189)	—	(56,189)
Employee stock options exercised	16,000	16	26,264	—	26,280
Net loss	—	—	—	(3,215,179)	(3,215,179)

BALANCE, DECEMBER 31, 2006	11,502,315	11,502	31,424,436	(26,839,683)	4,596,255
Issuance of stock options	—	—	173,165	—	173,165
Issuance of restricted stock	2,823	3	4,997	—	5,000
Employee stock options exercised	90,000	90	103,860	—	103,950
Net income	—	—	—	1,541,543	1,541,543

BALANCE, DECEMBER 31, 2007	11,595,138	$11,595	$31,706,458	($25,298,140)	$6,419,913

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,541,543	$(3,215,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,497	335,559
Stock compensation	178,165	81,073
Loss on disposal of equipment	103,194	42,291
Write down of inventory	—	545,599
Changes in operating assets and liabilities; net of assets acquired and liabilities assumed:
Accounts receivable	150,759	1,080,800
Inventory	1,051,066	(394,151)
Prepaid expenses and other current assets	56,442	(96,735)
Accounts payable	(55,814)	(798,183)
Accrued salaries and benefits	279,895	(12,702)
Other accrued expenses and other current liabilities	362,134	109,188
Other non-current liabilities	172,377	(10,614)
Deferred licensing revenue	(9,831)	(57,353)

Net cash provided by (used in) operating activities	4,165,427	(2,390,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of restricted short-term investment	—	400,000
Increase in patents	(41,473)	(48,244)
Proceeds from sale of equipment	7,923	—
Purchases of property and equipment	(234,727)	(196,948)

Net cash provided by (used in) investing activities	(268,277)	154,808

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments in connection with the registration of previously issued stock	—	(56,189)
Net proceeds from exercise of employee stock options	103,950	26,280
Principal payments on capital leases and notes payable	—	(165,914)

Net cash provided by (used in) financing activities	103,950	(195,823)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,001,100	(2,431,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,591,312	4,022,734

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,592,412	$1,591,312

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$—	$2,755

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
1. NATURE OF BUSINESS
     InPlay Technologies, Inc. (the “Company”) develops and markets innovative human interface devices (HID) for electronic products. The Company’s current technologies include the Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies and the FinePoint digital computing pen and dual-mode pen and touch technologies.
     The Company has developed, patented, and licensed innovative technologies utilizing a magnetic-based design for electronic switches under the Duraswitch brand name. The Company is currently expanding the use of these technologies by licensing manufacturers to produce and sell products using its technologies.
     In 2005, the Company acquired FinePoint Innovations, a developer of digital computing pen technology. The Company markets the FinePoint digitizer and pen products to manufacturers of convertible notebooks and tablet PCs.
2. GOING CONCERN
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses since its inception and its accumulated net deficit is in excess of $25 million. The Company’s revenue in 2007 was dependent on two customers, from whom it does not anticipate any future material revenue. The Company will continue to incur losses until such time it is successful in obtaining new business in volumes sufficient to create profitability. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable amount of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and the cash flow to meet its obligations on a timely basis. Management is actively working with several customers and investment advisors to mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.
3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
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
     Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.
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
     Goodwill. The Company tests goodwill for impairment on an annual basis (December 31) or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company first compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. The Company uses a present value technique to measure reporting unit fair value. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test and found no impairment in its existing goodwill balances. The Company considered the factors discussed in Note 2 for each of the reporting units in performing the impairment analysis.
     Revenue Recognition. The Company’s Duraswitch segment enters into licensing agreements with the Company’s customers. The Company’s licensing agreements require the licensee to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, the Company recognizes revenue and cost of goods sold. In cases where no licensed components are supplied, the Company is paid a royalty per switch manufactured by the licensee and the Company recognizes revenue in the period the switch is manufactured.
     Some of the Company’s licensees have prepaid royalties to us pursuant to their license agreements. These prepayments are recorded as deferred licensing revenue. This deferred revenue is recognized as revenue when earned under the licensing agreement. If a licensee purchases a licensed component from us, the royalty is earned when the licensed component is shipped. If the licensee directly manufactures the Company’s switches without purchasing licensed components from us, the Company considers the royalty earned when the switch is manufactured. In the case of the Company’s exclusive license agreement with Delphi, the up-front payment was nonrefundable and the portion of the $4.0 million payment allocated to deferred revenue was being amortized over the initial seven-year term of the agreement. The Company’s license agreement with Delphi required Delphi to pay us minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first payment of $1 million was recognized as revenue on June 30, 2004 and was received in July 2004. The second payment of $2 million was recognized as revenue on June 30, 2005 and was received in July 2005. On October 8, 2005, Delphi filed for Chapter 11 bankruptcy protection. On October 27, 2005 the bankruptcy court cancelled the Delphi agreement, effective October 17, 2005. In the fourth quarter of 2005, $648,083 of deferred revenue related to the Delphi license agreement was recognized as revenue as the license agreement was terminated. The Company subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, the Company reached a settlement agreement with Delphi, which was approved by the court in February 2007, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. The Company sold their rights to this claim and received a cash payment of approximately $7.6 million in the first quarter of 2007. This amount was recognized as licensing revenue in the accompanying consolidated statement of operations as Duraswitch revenue for the year ended December 31, 2007.

     The Company’s FinePoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Generally, all of these conditions are met at the time the Company delivers products to customers.
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
     Stock-Based Compensation. At December 31, 2007, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. As of December 31, 2007, the Company had granted nonqualified stock options and restricted common stock. Options are granted at the closing market price of our common stock on the date the grant is approved and have ten-year terms. The stock options for directors typically vest within 30 days of grant. The employee options issued in 2007 are vesting over a 28 to 30 month period. In May 2006, the Compensation Committee increased compensation for the Chairman of the Board, effective as of the second fiscal quarter of 2006, to include grants of $2,500 worth of non-registered restricted stock for each quarter of service, with each award vesting one year from the date of grant. The granting of restricted stock to the Chairman was suspended when the Chairman was appointed CEO in July 2007. Beginning in 2008, 50% of all fees paid to Directors will be in the form of restricted stock. At December 31, 2007, 163,244 shares of the Company’s registered common stock were available for grant under the plans.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.
     Prior to January 1, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of APB 25 and related interpretations, as allowed by SFAS 123. The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     Compensation cost recognized as part of our selling, general and administrative expenses in the year ended December 31, 2007 and 2006 was $178,165 and $81,073, respectively, net of $0 tax benefit and is the same as would have been recognized had the provisions of SFAS 123R been applied from its original effective date. Our implementation of SFAS 123R caused us to recognize an additional $173,165 and $73,573 of expense in 2007 and 2006, respectively. As of December 31, 2007, $299,383 of compensation cost related to unvested stock options is expected to be recognized in the years 2007 through 2010 at the rate of $173,142, $115,658 and $10,583 during 2008, 2009 and 2010, respectively. The estimated value of the options granted during 2007 was calculated using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 3.13% to 4.69%, 4.58% to 4.85% for options granted in 2007 and 2006, respectively; an expected life of three years; an expected volatility rate of 83% to 91% and 76% to 87% for options granted in 2007 and 2006, respectively; and an expected dividend rate of zero percent.
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.
     Income (Loss) Per Common Share. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock outstanding plus the effect of any stock options or warrants if they are dilutive. All stock options and warrants were anti-dilutive in 2006 and totaled 1,468,473. Accordingly, these securities have been excluded from the diluted loss per share calculation.
     In 2007, 1,617,464 shares were excluded from the computation of diluted earnings per share, as the exercise price of those options and warrants was greater than the average share price for the period.

2007
Weighted average shares outstanding — Basic	11,530,233
Effect of dilutive stock options	36,320

Weighted average shares outstanding — Fully diluted	11,566,553

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
     The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. The Company’s long-lived assets were tested for impairment at December 31, 2007 and no impairment was found.
     New Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN 48 is effective for the Company’s fiscal year ending December 31, 2007. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to fair value measurements already required or permitted by existing standards. SFAS 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on its financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (SFAS 158). This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans, and SFAS 158 will not have any impact on its financial condition and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations but does not believe it will have any impact on its financial condition and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141 (R)”), to replace FAS 141, “Business Combinations". FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141 (R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.
     In December 2007, the FASB issued Statement of FAS No. 160, “Non controlling Interests in Consolidated Financial Statements"—an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.
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
4. CONCENTRATIONS
     The Company maintained its cash and cash equivalents in one financial institution at December 31, 2007. Deposits with this bank may exceed the amount of insurance provided on such deposits of $100,000; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

     Sales to Gateway represented 21% and 86% of net revenue in 2007 and 2006, respectively. Net revenue from Gateway was approximately $2.4 million and $8.2 million in 2007 and 2006, respectively. Delphi represented 67% and 0% of net revenue in 2007 and 2006, respectively. In 2007, net revenue from Delphi was approximately $7.6 million, resulting from the sale of an allowed claim for unpaid royalties. As discussed in Note 2, the Company does not anticipate future material revenue from these customers.
     At December 31, 2007, three customers represented 78% of accounts receivable.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed components, and finished goods which are primarily pens and digitizers. Inventory consists of the following at December 31:

2007
Raw materials	$99,653
Finished goods	8,909

Subtotal	$108,562

     The Company has also recognized a potential loss on purchase commitments of approximately $171,000 and $456,000 in 2007 and 2006, respectively, relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors.
6. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following at December 31:

2007
Computer equipment and software	$547,319
Tooling	142,910
Other machinery and equipment	98,704
Leasehold improvements	19,400
Office furniture and fixtures	150,921

Total	959,254
Accumulated depreciation	(522,006)

Property and equipment — net	$437,248

     Depreciation expense for property and equipment was $196,529 and, $201,635 for the years ended December 31, 2007 and 2006, respectively.
7. PATENTS
     The gross carrying amount and accumulated amortization of patents are as follows:

2007
Patents	$1,789,192
Accumulated amortization	(583,215)

Patents — net	$1,205,977

     Amortization expense for patents was $138,968 and $133,924, for the years ended December 31, 2007 and 2006, respectively. The estimated amortization expense for existing patents is approximately $140,000 for each of the next five years.

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
     The Company subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, the Company reached a settlement agreement with Delphi, subject to court approval, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. The agreement was approved by the bankruptcy court in February 2007. The Company sold its rights to this claim and received a cash payment of approximately $7.6 million in the first quarter of 2007.
9. STOCKHOLDERS’ EQUITY
     Common Stock. During 2007, 92,823 shares of common stock were issued through the Company’s stock plans as exercised options and restricted stock grants.
     Preferred Stock. As of December 31, 2007, no preferred stock is outstanding. The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders. The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.
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

     A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range
Balance, December 31, 2006	509,091	$3.44 - $4.22
Issued	—
Exercised	—
Expired	—

Balance, December 31, 2007	509,091	$3.44 - $4.22

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
     The Company’s 2005 Stock Award Plan (the “2005 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on May 20, 2005. On May 31, 2007, stockholders approved The First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan. The number of shares of common stock authorized subject to options under the 2005 Option Plan is 1,000,000 shares.
     The total number of shares available for grant under all four plans is 163,244 at December 31, 2007.
     Options granted under all plans expire up to ten years from the date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.
     A summary of changes in stock options is as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Balance, December 31, 2005	1,351,056	$7.16
Granted	210,000	$2.09
Exercised	(16,000)	$1.64
Expired or terminated	(76,583)	$4.72

Balance, December 31, 2006	1,468,473	$6.62
Granted	430,000	$1.52
Exercised	(90,000)	$1.18
Expired or terminated	(32,600)	$2.73

Balance, December 31, 2007	1,775,873	$5.73

	2007	2006
Exercisable at the end of the year	1,350,873	1,378,473

Weighted average fair value of options granted during the year	$0.90	$1.00

     A summary of options outstanding and exercisable as of December 31, 2007 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Price			Outstanding	Life	Price	Exercisable	Price
$0.81	—	$1.58	385,500	8.2	$1.41	242,500	$1.37
$1.60	—	$3.38	767,500	8.0	$2.12	485,500	$2.42
$6.00	—	$10.85	382,401	2.1	$7.01	382,401	$7.01
$17.51	—	$22.31	240,472	0.1	$22.16	240,472	$22.16

$0.81	—	$22.31	1,775,873	5.7	$5.73	1,350,873	$7.05

Years Ended December 31,	2007	2006
Options exercisable at end of period	1,350,873	1,378,473
Options available for future grant	163,244	63,467
Intrinsic value of options exercised	$94,740	$16,493
Aggregate intrinsic value of options outstanding	$26,790	$54,670
Aggregate intrinsic value of options exercisable	$24,580	$53,920
     The aggregate intrinsic values in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, which was $1.32 and $1.45 for the years 2007 and 2006, respectively. These values would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

11. INCOME TAXES
     Net deferred tax assets consist of the following at December 31:

2007
Deferred tax assets:
Operating loss carryforwards	$7,276,669
Capitalized research and development	2,078,538
Deferred licensing revenue	21,401
Inventory reserve	21,699
Accruals	498,796
Other	70,084

Total	9,967,187
Less valuation allowance	(9,445,671)

Total	521,516
Deferred tax liabilities:
Patents	(471,594)
Other	(49,922)

Total	$—

     During the year ended December 31, 2007 the Company decreased the valuation allowance by $1,990,403 against deferred tax assets. In 2006, the Company increased the valuation allowance by $463,200. The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1,004,793. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carry forwards are expected to be available to reduce taxable income.
     In 2007, the Company eliminated its deferred tax asset related to R&D credit carry forwards. The majority of these R&D credit carry forwards arose prior to current management joining the Company. At present, management cannot be assured, without undertaking substantial efforts, that the facts and circumstances surrounding the build-up of these credit carry forwards result in a more-likely-than-not tax position. Management would not utilize these R&D credits to reduce future taxes payable unless and until it was able to determine the amount of such credits that satisfy the more-likely-than-not threshold. As a result, the Company has eliminated both the deferred tax asset and an equal amount of valuation allowance.
     The Company has net operating loss carry forwards for federal income tax purposes of $20.7 million which expire in 2019 through 2026 and net operating loss carry forwards for state income tax purposes of $5.9 million which expire 2008 through 2011.
     Current federal and Arizona tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carry forwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carry forwards before they are utilized.
     The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the year ended December 31, 2007, the Company did not accrue any interest or penalties into income tax expense.
     The tax years 1996 through 2007 remain open to examination for federal income tax purposes and from 2002 to 2007 for state taxing jurisdictions to which the Company is subject.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2007 and 2006 due to the following:

	2007	2006
Benefit calculated at statutory rate	$524,125	$1,093,162
Increase (decrease) in income resulting from:
Research and development and other tax credits	1,398,235	112,495
State income taxes, net	70,911	147,073
Permanent differences	(25,903)	(11,707)
Expiration of state net operating loss carryforwards	—	(351,988)
Other, net	(2,894)	5,106
Valuation allowance	(1,990,403)	(457,584)
Adjustment for change in state income tax rate	25,929	(536,557)

Total	$—	$—

     In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which became effective for years beginning on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. The Company has no unrecognized income tax benefits at December 31, 2007.
12. SEGMENTS
     The Company has two reportable segments at December 31, 2007: Duraswitch and FinePoint. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers. The FinePoint segment manufactures and markets its digital computing pen technology to computer manufacturers. The accounting policies of the Company’s segments are the same as those described in the Company’s summary of significant accounting policies. The Corporate SG&A includes primarily the costs of corporate personnel (including CEO, President, CFO, VP, Finance and Administration and VP, Corporate Communications), outside accounting and legal, directors and officers insurance, and Board fees. Corporate has the responsibility to maintain the Company’s public company status.
     A summary of segment information is as follows:

	2007	2006
Revenues
FinePoint	$2,714,579	$8,638,519
Duraswitch	8,623,205	853,643

Total revenue	$11,337,784	$9,492,162

Cost of goods sold
FinePoint	$2,260,073	$7,919,064
Duraswitch	395,893	306,440

Total cost of goods sold	$2,655,966	$8,225,504

Gross profit
FinePoint	$454,506	$719,455
Duraswitch	8,227,312	547,203

Total gross profit	$8,681,818	$1,266,658

	2007	2006
Selling, general and administrative
FinePoint	$1,124,348	$1,088,268
Duraswitch	946,168	244,939
Corporate	3,073,946	1,897,338

Total selling, general and administrative	$5,144,462	$3,230,545

Research, development and application engineering
FinePoint	$1,926,452	$925,993
Duraswitch	354,462	425,279

Total research, development and application engineering	$2,280,914	$1,351,272

Income (loss) from operations
FinePoint	$(2,596,294)	$(1,294,806)
Duraswitch	6,926,682	(123,015)
Corporate	(3,073,946)	(1,897,338)

Total income (loss) from operations	$1,256,442	$(3,315,159)

December 31,
2007
Goodwill
FinePoint	$877,366
Duraswitch	443,874

Total goodwill	$1,321,240

Total assets
FinePoint	$1,843,229
Duraswitch	1,433,515
Corporate	5,763,968

Total assets	$9,040,712

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
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

	2007 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net revenue	$403,361	$1,223,203	$644,965	$9,066,255
Gross profit	200,291	126,438	212,433	8,142,557
Net income (loss)	(1,969,437)	(1,070,913)	(1,649,921)	6,231,814
Net income (loss) per common share, basic and diluted	$(0.17)	$(0.09)	$(0.14)	$0.54

	2006 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net revenue	$2,133,701	$3,089,316	$2,551,150	$1,717,995
Gross profit	(371,499)	805,167	366,779	466,211
Net loss	(1,741,810)	(257,332)	(683,646)	(532,391)
Net loss per common share, basic and diluted	$(0.15)	$(0.02)	$(0.06)	$(0.05)
14. GEOGRAPHIC CONCENTRATION
     Substantially all of the Company’s assets are located in the United States. Revenue by geographic area is determined based upon the location of the licensee or customer. The United States and China are the only countries with net revenue in excess of 10% of total net revenue. Net revenue by geographic region for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
United States	$8,571,477	$1,092,149
China	2,616,133	8,234,047
Europe	62,072	43,428
Other	88,102	122,538

Total	$11,337,784	$9,492,162

15. COMMITMENTS
     Purchase Commitments. The Company recognized a potential loss on purchase commitments of approximately $171,000 and $456,000 in 2007 and 2006, respectively, relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors. As of December 31, 2007, $69,000 of the total purchase commitment accrued to date has been scheduled for payment, and it is expected that the entire amount will be paid during 2008.
     Management Services Agreement. The Company has a management services agreement with a company owned and operated by the founders. This management agreement requires the Company to pay a management service fee equal to 1.1% of the invoiced sales price for all Duraswitch-patented technology component switches and integrated switch panels sold by the Company. Also, the Company has agreed to pay an equivalent percentage of any license or sublicense fees received from the Duraswitch patented switch technologies. This agreement remains in effect until the expiration of the last patent which may be issued on the Duraswitch switch technologies. During 2007 and 2006, the Company paid approximately $94,250 and $6,781, respectively, under this agreement.
     FinePoint Earn-Out. If the FinePoint segment achieves at least $3.2 million of accumulated earnings before interest and taxes (“EBIT”) through December 31, 2007, FinePoint shareholders will be entitled to receive an earn-out payment and the purchase price will be modified. The earn-out consideration can range between $756,800 and $1,419,000 of unregistered common stock and cash depending on the Company’s stock price and EBIT. The earn-out payment is payable first in up to 360,000 shares of the Company’s unregistered common stock and the balance is payable in cash. Through December 31, 2007, FinePoint has an accumulated EBIT loss of approximately $3.5 million and therefore, there will not be any earn-out payments as defined per this agreement.

     Employment Agreements. On July 31, 2007, the Company entered into a severance and release agreement with Robert J. Brilon, the former Chief Executive Officer and Chief Financial Officer. Pursuant to the settlement and release agreement, Mr. Brilon’s employment with the Company terminated effective July 27, 2007, and he resigned from the Board of Directors effective July 27, 2007.
     Pursuant to the settlement and release agreement, Mr. Brilon released the Company from, among other things, any and all claims or liabilities through July 31, 2007 arising out of his employment agreement and any option agreements with the Company, his employment, or the termination of his employment. In addition, Mr. Brilon released the Company from claims or charges relating to violations of certain employment laws.
     In consideration for the release and in accordance with the provisions of his employment agreement, the Company paid, or will pay, Mr. Brilon (a) approximately $541,200, which is equal to two times his current gross annual salary as a severance benefit, to be paid to Mr. Brilon over a two-year period in equal installments; (b) approximately $125,500 representing Mr. Brilon’s unpaid accrued vacation benefits; (c) $250,000 representing an agreed upon amount relating to a bonus payment obligation; (d) approximately $6,700 representing one-half of the remaining amount due under the automobile leased by the Company and Mr. Brilon; and (e) Mr. Brilon’s and his family’s medical and dental insurance premiums to maintain coverage under the Company’s group medical and dental insurance plans, only to the extent such premiums are not covered by any subsequent employer during the two-year period following the separation date. In addition, all of Mr. Brilon’s stock options or other rights provided to him under any of the Company’s long-term incentive plans immediately vested on the day prior to the effective date of the settlement and release agreement.
     Lease Agreements. Rent expense for the periods ended December 31, 2007 and 2006 approximated $225,000 and $152,000, respectively. In May 2007, the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007. Future minimum rental payments will be approximately $218,000 in 2008 through 2011, and $162,000 in 2012.
     Tooling. At December 31, 2007, the Company had a $90,000 commitment for tooling related to volume production of the PushGate Island magnets which was built to the Company’s specifications. The commitment will be reduced by each component part which is sold by the vendor and any remaining commitment will be paid in 2008.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
     In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay. He alleged that InPlay terminated his employment in violation of his employment agreement, and that InPlay breached the terms of a 2005 Merger Agreement between InPlay, FinePoint, and him, for which he sought compensatory and other damages. In March 2008, pending final documentation, the Company entered into a Settlement and Release of Claims Agreement whereby the Company will pay a cash settlement of $330,000 to resolve all of Mr. Caldwell’s claims and dismiss his case in its entirety.
16. EMPLOYEE BENEFIT PLANS
     The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, life and accidental death, short-term disability, and long-term disability. Additionally, the Company offers a Simple IRA plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Service Code and that requires the Company to offer matching contributions up to 3% of participating employee salaries. Matching contributions provided by the Company totaled $45,782 and $47,008 for fiscal 2007 and 2006, respectively.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 8A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
     Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.
Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.
     During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.
Item 8B. Other Information
     None.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Steven P. Hanson	59	Chairman and Chief Executive Officer
Ramesh G. Ramchandani	43	President and Chief Operating Officer
Mark R. Sokolowski	48	Chief Financial Officer, Treasurer
Dino D. Farfante	45	Director
John W. Hail	75	Director
P. Robert Moya	63	Director
William E. Peelle	58	Director
Jack L. Saltich	64	Director
     Steven P. Hanson has served as Chief Executive Officer since June 2007, Chairman since April 2005 and as a Director since July 2004. Mr. Hanson has served as a partner at Southwest Value Acquisitions, a private equity firm, since September 2004. From 2003 to 2007, Mr. Hanson served as a partner at Knowledge Capital Alliance, a consulting firm in leadership development and organizational performance. Mr. Hanson has over 32 years of senior executive experience in the high technology industry, including 28 years at Motorola and three years as President and Chief Executive Officer of ON Semiconductor. Mr. Hanson holds a BSEE degree from the College of Engineering at Arizona State University. Mr. Hanson also serves as a director for Vitesse Semiconductor Corporation (Pink Sheets: VTSS).
     Ramesh G. Ramchandani has served as President and Chief Operating Officer since July 2007. He joined InPlay as Vice President and Chief Operating Officer, FinePoint division in December 2006. Mr. Ramchandani joined InPlay from AMI Semiconductor where he was vice president and general manager of the Mixed-Signal ASSP Division. Prior to AMI, Mr. Ramchandani held executive positions with ZiLOG, Inc., ON Semiconductor’s Integrated Power Division, Celeritek, Inc., Mitsubishi/QCI and Fujitsu Compound Semiconductor. Mr. Ramchandani holds a B.S. in electrical engineering from San Jose State University and an M.B.A. from Cornell University.
     Mark R. Sokolowski was named Chief Financial Officer in October 2007. Mr. Sokolowski joined InPlay from Isola Group S.a.r.l., a privately held circuit board laminate manufacturer where he was Corporate Treasurer. Prior, he was with ON Semiconductor where he held positions as Division Controller and Assistant Treasurer, Read-Rite Corp. where he was Treasurer, and Maxtor Corp. where he was Director of Accounting. Mr. Sokolowski holds a bachelor of science in accounting from Central Michigan University. He is a Certified Public Accountant.
     Dino D. Farfante has served as an independent director since November 2007. Mr. Farfante is President and Chief Operating Officer for American Barcode and RFID, Inc. (AB&R), a provider of automatic identification and data collection solutions for the manufacturing, healthcare and distribution markets. Before joining AB&R in 2006, Mr. Farfante consulted for various companies developing go-to-market strategies. Prior, Mr. Farfante was President, Insight Direct Worldwide, a wholly owned subsidiary of Insight Enterprises. He joined Insight in 1996, serving in a progression of senior management positions during his nine-year tenure with the Fortune 1000 company. Mr. Farfante began his career at Merisel, Inc., a Fortune 500 worldwide hardware and software technology distributor. Mr. Farfante holds a B.S. in computer engineering from the University of Florida.
     John W. Hail has served as an independent director since March 1999. From 1988 to 2006, Mr. Hail served as Chief Executive Officer and Chairman of the Board of Directors of AMS Health Services, Inc., a publicly held provider of health and beauty products. Mr. Hail also serves on the Board of Directors of Pre-Paid Legal Services,

Inc., a publicly held company engaged in the sale of legal services contracts. Mr. Hail received an honorary doctorate degree from Oklahoma City University.
     P. Robert Moya has served as an independent director since 2005. Mr. Moya is a Senior Vice President and the General Counsel and Secretary of Apollo Group, Inc. and also serves as Of Counsel to Quarles & Brady LLP. From 2002 through 2004, Mr. Moya served as Executive Vice President, and General Counsel of Insight Enterprises, Inc. He was also designated Insight’s Chief Administrative Officer in 2003. Prior to joining Insight, Mr. Moya served as a partner in the Phoenix, Arizona office of Quarles & Brady LLP where he specialized in corporation and securities law and mergers/acquisitions for middle-market and emerging growth companies. He also served as a member of Quarles & Brady’s National Executive Committee and Arizona Management Committee and as Co-Chairman of the Corporate and Securities Law Group. Between 2003 and 2007 he served on the board of PlusNet plc, one of the U.K.’s leading Internet providers. From 2000 until 2005, he also served on the board of BIGe Realestate, Inc. which provides software and services relating to the management of real property Mr. Moya served two years as chairman of the securities law section of the State Bar of Arizona and one year as chairman of the law practice management section. He is a member of the American Bar Association and Hispanic Bar Association. Mr. Moya received a B.A. in History from Princeton University and has a J.D. degree from Stanford Law School.
     William E. Peelle has served as an independent director since 1999. Mr. Peelle founded Peelle Law Offices Co. in 1977 and has practiced law and represented a number of businesses since 1975. Mr. Peelle has also served as the elected prosecuting attorney of Clinton County, Ohio, since 1993. Mr. Peelle has served as counsel or as a member of the board of several community organizations. Mr. Peelle received his J.D. degree from Ohio Northern University and has a B.S. degree in Business Administration from Ohio State University.
     Jack L. Saltich has served as an independent director since November 2007. Mr. Saltich is Chairman and CEO of Vitex Systems, a privately held licensor and supplier of materials and services for flexible displays and flexible electronic products. From 1999 to 2005, he was President and Chief Executive Officer of Three-Five Systems Inc., a technology and manufacturing services company specializing in the design, development, and manufacturing of custom displays and display systems. On September 8, 2005, Three-Five Systems, Inc. filed a voluntary Chapter 11 Bankruptcy petition with the U.S. Bankruptcy Court in Arizona. Before joining Three-Five Systems, Mr. Saltich served as Vice President and General Manager of Advanced Micro Devices’ European Electronics Center in Dresden, Germany, beginning in 1996. His prior experience includes senior management positions with Advanced Micro Devices, Applied Micro Circuits Corp., VLSI Technology and Motorola. Mr. Saltich holds B.S. and M.S. degrees in engineering from the University of Illinois. In addition to Vitex Systems, he serves on the board of directors of Atmel Corporation (ATML), Leadis Technology (LDIS), Ramtron International Corporation (RMTR), Immersion Corporation (IMMR) and serves on the Technical Advisory Board for DuPont Electronic Materials Business.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% stockholders are required by Exchange Act regulations to furnish us with copies of all Section 16(a) forms they file.
     Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons that no forms were required for such persons, we believe that during the fiscal year ended December 31, 2007, our officers, directors, and greater than 10% beneficial owners have complied with all filing requirements applicable to them.

Information Relating to Our Audit Committee of the Board of Directors
     The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of our financial statements. The Audit Committee provides assistance to our Board of Directors with respect to its oversight of (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the independent registered public accountant’s qualifications and independence, and (d) the performance of our independent registered public accountants. The primary responsibilities of the Audit Committee are set forth in its charter, which is reviewed annually, and includes various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. A copy of the Audit Committee Charter is included in Appendix A.
     The Audit Committee also selects the independent registered public accountants to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit, reviews accounting and financial controls of our company with the independent registered public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.
     The Audit Committee currently consists of Messrs. Farfante, Hail, Moya, Peelle and Saltich, each of whom is an independent director of our company under NASDAQ rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Saltich qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Hail serves as Chair of the Audit Committee.
Code of Ethics
     Our Board of Directors has adopted a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website at www.inplaytechnologies.com, our corporate governance materials including our Audit Committee Charter, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices.

Item 10. Executive Compensation
Summary Compensation Table
     The table below sets forth total compensation earned for services in all capacities to our company for the fiscal year ended December 31, 2007 and 2006, by our Chief Executive Officer, former Chief Executive Officer and two other executive officers as of December 31, 2007, whose total annual salary and bonus exceeded $100,000 during fiscal 2007.

			Non-Equity
			Incentive Plan	Option	All Other
		Salary	Compensation	Awards ($)	Compensation
Name and Principal Position	Year	($)	($)	(8)	($)		Total ($)

Steven P. Hanson, Chairman and Chief Executive Officer (1)	2007	$98,462	$—	$—	$43	(1)	$98,505

Ramesh G. Ramchandani, President and Chief Operating Officer (2)	2007	$179,808	$—	$45,185	$6,026	(2)	$231,019
	2006	$6,346	$—	$13,540	$—		$19,886

Mark R. Sokolowski, Chief Financial Officer and Treasurer (3)	2007	$38,077	$50,000 (3)	$9,287	$—		$97,364

Robert J. Brilon, former Chief Executive Officer, former Chief Financial Officer (4)	2007	$156,115	$250,000 (5)	$—	$701,931	(6)	$1,108,046
	2006	$270,600	$79,338 (5)	$—	$29,032	(7)	$378,970

(1)	Mr. Hanson was appointed Chief Executive Officer effective June 28, 2007. Other compensation relates to premiums paid for disability insurance.

(2)	Mr. Ramchandani was promoted to President and Chief Operating Officer June 24, 2007. Other compensation includes matching contributions to the Company’s Simple IRA, medical insurance premiums, premiums paid for disability and life insurance,

(3)	Mr. Sokolowski was named Chief Financial Officer October 8, 2007. Non-Equity incentive plan compensation includes a $50,000 sign on incentive.

(4)	Mr. Brilon resigned as Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer and as a Director effective June 27, 2007.

(5)	In 2007, Mr. Brilon received a $250,000 incentive bonus paid as part of his termination agreement. For 2006, $79,338 bonus paid related to his achievement during fiscal 2006 of performance standards and objectives set by the Compensation Committee.

(6)	All other compensation for Mr. Brilon includes (a) approximately $541,200, which is equal to two times his current gross annual salary as a severance benefit, to be paid to Mr. Brilon over a two-year period in equal installments; (b) approximately $128,928 representing Mr. Brilon’s unpaid accrued vacation benefits; (c) approximately $6,660 representing one-half of the remaining amount due under the automobile leased by us and Mr. Brilon; (d) $5,706 for Mr. Brilon’s and his family’s medical and dental insurance premiums; (e) $7,200 for matching contributions to the Company’s Simple IRA; and (g) $12,237 for an automobile allowance, medical insurance premiums, premiums paid for disability and life insurance, and club dues.

(7)	All other compensation for Mr. Brilon includes (a) $10,000 for matching contributions to the Company’s Simple IRA; (b) $9,989 for an automobile allowance; (c) $9,043 for medical insurance premiums, premiums paid for disability and life insurance, and club dues.

(8)	Option awards represent the fair value of option awards granted, computed in accordance with FAS 123R.
Other Benefit Plans and Programs
     Executives are eligible to participate in benefit programs designed for all of the Company’s full-time employees. These programs include Simple IRA plan, health, dental, life and accidental death, short-term disability, and long-term disability.
Option/SAR Grants
     The following table provides information with respect to outstanding equity awards.
Outstanding Equity Awards at Year End

Name	Date	Exercisable	Unexercisable	Price	Date
Steven P. Hanson	12/1/2004	5,000	—	$2.12	12/1/2014
	3/10/2005	10,000	—	$1.96	3/10/2015
	5/2/2005	5,000	—	$1.55	5/2/2015
	12/1/2005	5,000	—	$3.32	12/1/2015
	5/1/2006	5,000	—	$2.75	5/1/2016
	12/1/2006	5,000	—	$1.74	12/1/2016
	5/1/2007	5,000	—	$0.97	5/1/2017

Ramesh G. Ramchandani	8/31/2007	—	100,000	$1.60	8/31/2017
	12/12/2006	30,000	15,000	$1.65	12/12/2016

Mark R. Sokolowski	10/8/2007	—	60,000	$1.57	10/8/2017

Robert J. Brilon	11/20/1998	176,471	—	$6.38	11/20/2008
	6/8/2000	22,000	—	$6.00	6/8/2010
	5/1/2002	25,000	—	$6.50	5/1/2012
	12/4/2002	15,000	—	$1.06	12/4/2012
	12/1/2003	75,000	—	$2.05	12/1/2013
	12/10/2004	50,000	—	$2.05	12/10/2014
	5/20/2005	75,000	—	$1.58	5/20/2015
	12/1/2005	75,000	—	$3.32	12/1/2015
Employment and Separation Agreements
     On July 31, 2007, we entered into a severance and release agreement with Robert J. Brilon, our former Chief Executive Officer and Chief Financial Officer. Pursuant to the settlement and release agreement, Mr. Brilon’s employment with us terminated, and he resigned from our Board of Directors effective June 27, 2007.
     Pursuant to the settlement and release agreement, Mr. Brilon released us from, among other things, any and all claims or liabilities through July 31, 2007 arising out of Mr. Brilon’s employment agreement and any option agreements with us, Mr. Brilon’s employment with us, or the termination of Mr. Brilon’s employment. In addition, Mr. Brilon released us from claims or charges relating to violations of certain employment laws.

     In consideration for the release and in accordance with the provisions of his employment agreement, we paid, or will pay, Mr. Brilon (a) approximately $541,200, which is equal to two times his current gross annual salary as a severance benefit, to be paid to Mr. Brilon over a two-year period in equal installments; (b) approximately $125,500 representing Mr. Brilon’s unpaid accrued vacation benefits; (c) $250,000 representing an agreed upon amount relating to a bonus payment obligation; (d) approximately $6,700 representing one-half of the remaining amount due under the automobile leased by us and Mr. Brilon; and (e) Mr. Brilon’s and his family’s medical and dental insurance premiums to maintain coverage under the Company’s group medical and dental insurance plans, only to the extent such premiums are not covered by any subsequent employer during the two-year period following the separation date. In addition, all of Mr. Brilon’s stock options or other rights provided to him under any of our long-term incentive plans immediately vested on the day prior to the effective date of the settlement and release agreement.
Director Compensation
     Employees of our company do not receive compensation for serving as members of our Board of Directors. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. During fiscal 2007, all non-employee directors received a cash retainer of $3,000 per quarter and semiannual grants of options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value of our common stock on the date of the grant. For the first half of the year, the Chairman received a cash retainer of $7,500 per quarter and a quarterly grant of $2,500 in restricted stock. Effective in July 2007, the Chairman was appointed Chief Executive Officer. All non-employee directors also received $250 quarterly for each committee on which they serve. Committee chairmen received $375 quarterly, other than the Audit Committee Chair, who received $500 quarterly.
     Currently, each non-employee director is paid cash fees quarterly that include both a retainer and various amounts for serving on, or chairing, committees. Beginning January 1, 2008, the amounts of cash compensation previously paid to non-employee directors will be paid 50% in cash and 50% in the form of restricted stock, to be priced on the last trading day of the 2nd month of each quarter.
     The following table provides information relating to non-employee director compensation for fiscal 2007.

	Fees Earned
	or Paid in	Stock	Option Awards
	Cash	Awards	(1) (2)	Total
Name	($)	($)	($)	($)

Steven P. Hanson (3)	$16,500	$5,000	$2,723	$24,223
Dino Farfante (4)	$—	$—	$8,001	$8,001
John W. Hail (5)	$16,000	$—	$6,798	$22,798
P. Robert Moya (6)	$15,500	$—	$6,798	$22,298
William E. Peelle (7)	$15,500	$—	$6,798	$22,298
Jack Saltich (8)	$—	$—	$8,001	$8,001
Michael A. Van Zeeland (9)	$3,000	$—	$—	$3,000

(1)	Represents value of option awards vested in 2006 calculated in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and charged to InPlay’s operations in 2006. For further details, including InPlay’s assumptions in calculating the fair value, please see Note 3, Summary of Significant Accounting Principles, and Note 10, Stock Option Plans.

(2)	Options to purchase 5,000 shares of our common stock were granted to Messrs. Hail, Hanson, Moya and Peelle on May 1, 2007 at an exercise price of $0.97 and to Messrs. Hail, Moya and Peelle on December 3, 2007 at an exercise price of $1.39. Options to purchase 10,000 shares of our common stock were granted to Messrs. Farfante and Saltich on November 26, 2007 at an exercise price of $1.36. Prices represent the fair market value of our common stock on each of the grant dates.

(3)	As of December 31, 2007, Mr. Hanson held 7,626 shares of restricted stock and options to purchase 40,000 shares of our common stock.

(4)	As of December 31, 2007, Mr. Farfante held options to purchase 10,000 shares of our common stock.

(5)	As of December 31, 2007, Mr. Hail held options to purchase 85,000 shares of our common stock.

(6)	As of December 31, 2007, Mr. Moya held options to purchase 40,000 shares of our common stock.

(7)	As of December 31, 2007, Mr. Peelle held options to purchase 85,000 shares of our common stock.

(8)	As of December 31, 2007, Mr. Saltich held options to purchase 10,000 shares of our common stock.

(9)	As of December 31, 2007, Dr. Michael Van Zeeland held options to purchase 55,000 shares of our common stock. Dr. Van Zeeland resigned as Director, effective April 4, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of the record date, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than 5% of such stock, (b) each of our directors, (c) each of the officers listed in the Summary Compensation Table in the section entitled “Executive Compensation”, and (d) all our directors and executive officers as a group. The address of each officer and director listed below is c/o InPlay Technologies, Inc., 13845 N. Northsight Blvd., Scottsdale, Arizona 85260.
     Unless otherwise indicated, the persons below have sole voting and investment power with respect to the number of shares set forth opposite their names. The percentages shown are calculated based upon 11,595,138 shares of common stock outstanding on February 25, 2008. The numbers and percentages shown include the shares of common stock actually owned as of February 25, 2008 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of February 25, 2008, upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

Name of Beneficial Owner	Number of Shares (1)		Percentage
Directors and Executive Officers:
Robert J. Brilon	513,497	(2)	4.4%
Steven P. Hanson	107,626	(3)	*
John W. Hail	100,625	(4)	*
William E. Peelle	95,864	(5)	*
Ramesh Ramchandani	77,333	(6)	*
P. Robert Moya	40,000	(7)	*
Mark R. Sokolowski	20,000	(8)	*
Jack L. Saltich	12,000	(9)	*
Dino D. Farfante	10,000	(9)	*

All directors and officers as a group (nine persons)	976,945		8.4%

Name of Beneficial Owner	Number of Shares (1)		Percentage
5% Stockholders:
J. Patterson McBaine	1,724,255	(10)(13)	14.9%
Jon D. Gruber	1,665,855	(11)(13)	14.4%
Delphi Corp.	1,651,846	(12)	14.2%
Gruber & McBaine Capital Management	1,465,805	(13)	12.6%
Anthony J. Van Zeeland	700,000	(14)	6.0%

*	Less than 1.0%

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by him or her, subject to applicable community property law.

(2)	Includes 513,471 shares of common stock issuable upon exercise of stock options.

(3)	Includes 7,626 shares of restricted stock and 40,000 shares of common stock issuable upon exercise of stock options.

(4)	Includes 3,742 shares owned by TVC, Inc., of which John W. Hail is the majority shareholder and 85,000 shares of common stock issuable upon exercise of stock options.

(5)	Includes 85,000 shares of common stock issuable upon exercise of stock options.

(6)	Includes 63,333 shares of common stock issuable upon exercise of stock options.

(7)	Includes 40,000 shares of common stock issuable upon exercise of stock options.

(8)	Includes 20,000 shares of common stock issuable upon exercise of stock options.

(9)	Includes 10,000 shares of common stock issuable upon exercise of stock options.

(10)	Includes (a) 800,572 shares of common stock and 18,000 shares of common stock issuable upon exercise of warrants held by Lagunitas Partners LP; (b) 237,000 shares of common stock, 6,000 shares of common stock issuable upon exercise of warrants held by Gruber & McBaine International; (c) 404,233 shares of common stock under management of Gruber & McBaine Capital Management; (d) 225,275 shares of common stock and 2,550 shares of common stock issuable upon exercise of warrants held by J. Patterson McBaine; and (e) 30,625 shares of common stock held by family accounts.

(11)	Includes (a) 800,572 shares of common stock and 18,000 shares of common stock issuable upon exercise of warrants held by Lagunitas Partners LP; (b) 237,000 shares of common stock, 6,000 shares of common stock issuable upon exercise of warrants held by Gruber & McBaine International; (c) 404,233 shares of common stock under management of Gruber & McBaine Capital Management; (d) 145,400 shares of common stock and 2,550 shares of common stock issuable upon exercise of warrants held by Jon D. and Linda W. Gruber Trust; and (e) 52,100 shares of common stock held by family accounts. Jon D. Gruber is the trustee of the Jon D. and Linda W. Gruber Trust and retains voting and dispositive power over the shares held by the trust.

(12)	Information is given in reliance upon information set forth in the named stockholder’s Schedule 13D dated June 23, 2000, as filed with the Securities and Exchange Commission. The principal business office of Delphi Corporation is located at 5725 Delphi Drive, Troy, Michigan 48098. We and certain of our stockholders have entered into a stockholders’ agreement with Delphi Corp., pursuant to which Delphi has the option to designate one member of our Board of Directors. Delphi’s designee resigned from our Board of Directors during 2003 and Delphi has not designated a new director to fill that vacancy. On or about

May 2003, Delphi notified us that our Board of Directors had the right to appoint an independent director in place of Delphi’s designee. In addition, we were a party to a license agreement with Delphi that was terminated during fiscal 2005 and is described under “Certain Relationships and Related Transactions.”

(13)	Includes (a) 800,572 shares of common stock and 18,000 shares of common stock issuable upon exercise of warrants held by Lagunitas Partners LP; (b) 237,000 shares of common stock, 6,000 shares of common stock issuable upon exercise of warrants held by Gruber & McBaine International; and (c) 404,233 shares of common stock under management of Gruber & McBaine Capital Management. Jon D. Gruber and J. Patterson McBaine serve as the managing members of Gruber & McBaine Capital Management (“GMCM”), and retain voting and dispositive power over such shares under the control of GMCM. GMCM serves as the general partner of Lagunitas Partners LP and as the investment advisor for Gruber & McBaine International. The principal business office of Gruber & McBaine Capital Management is located at 50 Osgood Place, San Francisco, California 94133.

(14)	Information is given in reliance upon information provided to us by the named stockholder. The principal address of the named stockholder is c/o InPlay Technologies, 13845 N. Northsight Blvd., Scottsdale, Arizona 85260.
Equity Compensation Plan Information
     The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding warrants as well as outstanding stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan, and our 2005 Stock Award Plan as of December 31, 2007.

(c)
	(a)			Number of Securities
	Number of Securities		(b)	Remaining Available for
	to be Issued Upon		Weighted Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants,		Options, Warrants,	Securities Reflected in
Plan Category	and Rights		and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders	1,775,873		$5.73	163,244

Equity Compensation Plans Not Approved by Stockholders	509,091	(1)	$3.64	—

Total	2,284,964		$5.27	163,244

(1)	Represents warrants issued in connection with the December 2005 private placement of 1,272,728 shares.
1997 and 1999 Stock Option Plans
     Our 1997 stock option plan was adopted by the board of directors and approved by our stockholders effective as of May 1, 1997. Our 1999 stock option plan was adopted by the board of directors and approved by our stockholders effective as of March 8, 1999. Under the 1997 Plan, 823,535 shares are authorized for issuance and under the 1999 Plan, 235,294 shares are authorized for issuance. Both plans provide for the granting of incentive and nonqualified stock options to officers, directors and employees of the company. Both plans also provide for the granting of nonqualified stock options to any director, consultant and appropriate third parties. As of December 31, 2007, there were outstanding options to acquire 539,487 and 73,886 shares of our common stock under the 1997 and 1999 plans, respectively, and there were 9,586 and 3,284 options available for future grants under the 1997 and 1999 plans, respectively.
     Under both plans, the exercise price is determined by the board of directors or the compensation committee. The exercise price of incentive stock options granted under the plans must be at least the fair market value of the common stock on the date of grant. The exercise price of any incentive stock option granted to an optionee who beneficially owns more than 10% of our voting stock must be at least 110% of the fair market value of the underlying shares on the date of grant. The exercise price of nonqualified stock options may be any amount determined in good faith by the board of directors or the Compensation Committee. All outstanding options that we have granted under the plans have exercise prices at least equal to the fair market value of the common stock on the dates of grant and we intend to continue this policy with respect to future option grants. No option may be exercised more than 10 years, or, in the case of an incentive stock option granted to a 10% holder, more than five years, after its grant date.
     If the outstanding shares of stock of the class then subject to either plan are increased or decreased, or are changed into or exchanged for a different number or kind of shares or securities as a result of one or more reorganizations, stock splits, reverse stock splits, stock dividends, spin-offs or other distribution of assets to shareholders, appropriate adjustments shall be made to the number/type of shares for which options may thereafter be granted or existing grants which may be exercised. Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which is it the surviving entity. In the event that we are not the surviving entity, the Company may make a substitution on an equitable basis of appropriate shares of the surviving corporation or an appropriate provision may be made for the cancellation of such option.
     Our board may suspend, terminate, modify, or amend the 1997 and 1999 plans provided that, in certain instances, the holders of a majority of our common stock issued and outstanding approve the amendment. Solely with respect to the granting of incentive stock option grants, the 1997 Plan expired in 2007 and the 1999 Plan will expire in March 2009. There is no expiration date for the issuance of non-qualified options under the plan until such date is established by the Board of Directors.
2000 Stock Option Plan
     In April 2000, the Board of Directors adopted the 2000 Stock Option Plan which was subsequently approved by the Company’s stockholders. In 2002 the Board of Directors amended the 2000 Plan to increase the number of shares authorized for issuance under the plan from 250,000 to 500,000. The amendment was subsequently approved by the Company’s stockholders in May 2002. The 2000 Plan provides for the granting of incentive and nonqualified stock options to officers, directors and employees of the company and nonqualified stock options to any director, consultant and appropriate third parties. As of December 31, 2007, there were outstanding options to acquire 331,000 shares of our common stock and 15,500 options available for future grants.
     The exercise price of incentive stock options granted under the 2000 Plan must be at least the fair market value of the common stock on the date of grant. The exercise price of any incentive stock option granted to an optionee who beneficially owns more than 10% of our voting stock must be at least 110% of the fair market value of the underlying shares on the date of grant. The exercise price of nonqualified stock options may be any amount determined in good faith by the board of directors or the compensation committee.
     If the outstanding shares of stock of the class then subject to either Plan are increased or decreased, or are changed into or exchanged for a different number or kind of shares or securities as a result of one or more reorganizations, stock splits, reverse stock splits, stock dividends, spin-offs or other distribution of assets to shareholders, appropriate adjustments shall be made to the number/type of shares for which options may thereafter be granted or existing grants which may be exercised. Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which is it the surviving entity. In the event that we are not the surviving entity, we may make a substitution on an equitable basis of appropriate shares of the surviving corporation or an appropriate provision may be made for the cancellation of such option.
     Our board may suspend, terminate, modify, or amend the 2000 Plan provided that, in certain instances, the holders of a majority of our common stock issued and outstanding approve the amendment. Solely with respect to the granting of incentive stock options, the 2000 Plan expires in April 2010. There is no expiration date for the issuance of non-qualified options under the plan until such date is established by the Board of Directors.

2005 Stock Option Plan
     During March 2005, our Board of Directors adopted the 2005 Stock Award Plan, or “2005 Plan”, which was subsequently approved by our stockholders in May 2005. Stockholders approved an amendment to the plan in May 2007. The 2005 Plan authorizes the Board or the Compensation Committee of the Board to grant options or other awards to employees, directors and consultants of our company. The 2005 Plan provides for the issuance of stock awards to purchase up to 1,000,000 shares of our common stock. As of December 31, 2007, there were outstanding options to acquire 831,500 shares of our common stock and 142,500 options available for future grants.
     The 2005 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company. The 2005 Plan authorizes the issuance of 1,000,000 shares of our common stock all of which shares may be issued pursuant to incentive stock options. The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 250,000. If any award previously granted under the 2005 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2005 Plan.
     If any change is made in the stock subject to the 2005 Plan, or subject to any award granted under the 2005 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2005 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price grant price, or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Committee determines appropriate.
     The plan administrator may, in its discretion, accelerate the vesting, exercisability, lapsing of restrictions, or expiration of deferral of any award, including if we undergo a “change in control,” as defined in the plan. In addition, the plan administrator may provide in an award agreement or employment agreement that the performance goals relating to any performance-based award will be deemed to have been met upon the occurrence of any “change in control.” The plan administrator may, in its discretion and without the consent of the participant, either (a) accelerate the vesting of all awards in full or as to some percentage of the award to a date prior to the effective date of the “change in control;” or (b) provide for a cash payment in exchange for the termination of an award or any portion of an award where such cash payment is equal to the fair market value of the shares that the participant would receive if the award were fully vested and exercised as of such date, less any applicable exercise price. The plan administrator will determine whether each award is assumed, continued, substituted, or terminated. In connection with a “change in control,” we may assign to the acquiring or successor company any repurchase rights associated with any awards, and the plan administrator may provide that any repurchase rights held by us associated with such awards will lapse in whole or in part contingent upon the “change in control.”
     In the event of a “corporate transaction” (as defined in the plan), the acquiror may assume or substitute for each outstanding stock award. If the acquiror does not assume or substitute for an outstanding stock option, such stock option will terminate immediately prior to the close of such corporate transaction to the extent the option is not exercised.
     Our Board of Directors may amend, alter, suspend, discontinue, or terminate the plan or the plan administrator’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our Board of Directors, the plan shall terminate no later than ten (10) years from the date of the later of the effective date and the date an increase in the number of shares reserved for issuance under the Plan is approved by the Board (so long as such increase is also approved by the stockholders).

Item 12. Certain Relationships and Related Transactions, and Director Independence
     In April 2000, we entered into a license agreement with Delphi that gave Delphi the exclusive right to utilize and manufacture our patented switch technologies for the automotive industry. In connection with the license agreement, we also issued to Delphi a warrant to purchase 225,000 shares of our common stock at an exercise price of $7.00 per share, which expired in April 2004, and a short-term option to purchase 1,651,846 shares of common stock at an exercise price of $7.00 per share. In exchange, Delphi paid us a non-refundable payment of $4.0 million and agreed to pay a royalty fee for each switch sold by Delphi. The term of the exclusive license agreement was seven years. The agreement also required Delphi to make minimum royalty payments totaling $12 million during the initial term ending June 30, 2007. The first minimum royalty payments of $1 million and $2 million were received in 2004 and 2005, respectively. During October 2005, in connection with Delphi’s bankruptcy, the license agreement was terminated. We subsequently filed a proof of claim for $9 million which is equivalent to the unpaid minimum royalty commitment of the exclusive license agreement. In January 2007, we reached a settlement agreement with Delphi in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems, LLC in the amount of $7.5 million. This agreement was approved by the bankruptcy court in February 2007. In March 2007, we sold our rights to this claim and received a cash payment of approximately $7.6 million.
     Our Board of Directors has determined that five directors, each of Messrs. Farfante, Hail, Moya, Peelle and Saltich, are independent under the standards specified by the SEC and applicable NASDAQ rules.
Item 13. Exhibits

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

3.1	Amended and Restated Articles of Incorporation (3)

3.2	Amended and Restated Bylaws (4)

4.1	Specimen Common Stock Certificate (5)

10.2	1997 Stock Option Plan (5)

10.3	1999 Stock Option Plan (5)

10.4	2000 Stock Option Plan (6)

10.5	2000 Stock Option Plan Amendment (7)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (5)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland (5)

10.8	Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. (8)

10.9	Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (9)

10.10	Employment Agreement, dated July 1, 2003, by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (10)

10.11	Standard sublease, dated November 1, 2003, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc. (11)

Exhibit No.	Description of Exhibit

10.12	Form of Indemnification Agreement (12)

10.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon (13)

10.13(b)	2005 Stock Award Plan (14)

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (15)

10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (15)

10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering (15)

10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering (15)

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (16)

10.24	First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan, dated May 31, 2007 (17)

10.25	Lease Agreement, dated May 31, 2007, between The Reliable Life Insurance Company and InPlay Technologies, Inc. (18)

10.26	Form of 2005 Stock Award Plan Stock Option Agreement (18)

10.28	Severance Agreement and Release of Claims, dated July 31, 2007 between InPlay Technologies, Inc. and Robert J. Brilon (19)

14	Code of Ethics (12)

21	List of Subsidiaries

23.1	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated July 27, 2005, as filed with the Commission on August 2, 2005.

(2)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated September 1, 2005, as filed with the Commission on September 8, 2005.

(3)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.

(4)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed with the Commission on April 2, 2007.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about June 4, 1999.

(6)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.

(7)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.

(8)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.

(9)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on or about March 25, 2003.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.

(11)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.

(12)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.

(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.

(14)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated May 20, 2005, as filed with the Commission on or about May 25, 2005.

(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.

(16)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated February 27, 2007, as filed with the Commission on or about February 27, 2007.

(17)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated May 31, 2007, as filed with the Commission on or about June 1, 2007.

(18)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Commission on August 13, 2007.

(19)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated July 31, 2007, as filed with the Commission on or about August 6, 2007.
Item 14. Principal Accountant Fees and Services
Audit Fees
     Moss Adams LLP billed us $153,300, in aggregate, for professional audit services rendered during fiscal years 2007 and 2006. Fees for fiscal 2007 and 2006 consisted of billings for the audit of our consolidated financial statements and the reviews of the interim financial statements included in our quarterly reports.
Audit-Related Fees
     During fiscal years 2007, Moss Adams LLP billed us $3,150, in aggregate, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not reported under Audit Fees above. These services include accounting consultation in connection with consultations concerning financial accounting and reporting standards and included professional services related to preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Summary of Fees Billed to the Company by Moss Adams LLP

	2007	2006
Audit Fees	$87,770	$65,530
Audit-Related Fees	3,150	—
Tax Fees	—	—
All Other Fees	—	—
Audit Committee Pre-Approval Policies
     The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountants, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.
     To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent registered public accountants to management.
     Our Audit Committee requires that our independent registered public accountant, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.
/s/ Mark R. Sokolowski
Mark R. Sokolowski,
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 24, 2008
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Steven P. Hanson	Chairman of the Board

Steven P. Hanson	Chief Executive Officer	March 24, 2008

/s/ Dino D. Farfante	Director	March 24, 2008

Dino D. Farfante

/s/ John W. Hail	Director	March 24, 2008

John W. Hail

/s/ P. Robert Moya	Director	March 24, 2008

P. Robert Moya

/s/ William E. Peelle	Director	March 24, 2008

William E. Peelle

/s/ Jack L. Saltich	Director	March 24, 2008

Jack L. Saltich

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

3.1	Amended and Restated Articles of Incorporation (3)

3.2	Amended and Restated Bylaws (4)

4.1	Specimen Common Stock Certificate (5)

10.2	1997 Stock Option Plan (5)

10.3	1999 Stock Option Plan (5)

10.4	2000 Stock Option Plan (6)

10.5	2000 Stock Option Plan Amendment (7)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (5)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland (5)

10.8	Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. (8)

10.9	Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (9)

10.10	Employment Agreement, dated July 1, 2003, by and between Duraswitch Industries, Inc. and Anthony J. Van Zeeland (10)

10.11	Standard sublease, dated November 1, 2003, by and between 234 South Extension, L.L.C. and Duraswitch Industries, Inc. (11)

10.12	Form of Indemnification Agreement (12)

10.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon (13)

10.13(b)	2005 Stock Award Plan (14)

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (15)

10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (15)

10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering (15)

10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering (15)

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (16)

10.24	First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan, dated May 31, 2007 (17)

Exhibit No.	Description of Exhibit

10.25	Lease Agreement, dated May 31, 2007, between The Reliable Life Insurance Company and InPlay Technologies, Inc. (18)

10.26	Form of 2005 Stock Award Plan Stock Option Agreement (18)

10.28	Severance Agreement and Release of Claims, dated July 31, 2007 between InPlay Technologies, Inc. and Robert J. Brilon (19)

14	Code of Ethics of CEO and Senior Financial Officers (12)

21	List of Subsidiaries

23.1	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated July 27, 2005, as filed with the Commission on August 3, 2005.

(2)	Incorporated by reference to InPlay Technologies, Inc.’s Form 8-K dated September 1, 2005, as filed with the Commission on September 8, 2005.

(3)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.

(4)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed with the Commission on April 2, 2007.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about June 4, 1999.

(6)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.

(7)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 27, 2002.

(8)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.

(9)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on or about March 25, 2003.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.

(11)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.

(12)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.

(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.

(14)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated May 20, 2005, as filed with the Commission on or about May 25, 2005.

(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.

(16)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated February 27, 2007, as filed with the Commission on or about February 27, 2007.

(17)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated May 31, 2007, as filed with the Commission on or about June 1, 2007.

(18)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Commission on August 13, 2007.

(19)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated July 31, 2007, as filed with the Commission on or about August 6, 2007.