Form 10QSB
period 2008-03-31
InPlay Technologies, Inc.
filed 2008-05-14
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number: 001-15069
InPlay Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0308867 (I.R.S. Employer Identification No.)

13845 North Northsight Boulevard Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)
(480) 586-3300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 18, 2008, the issuer had outstanding 11,603,818 shares of common stock.

INPLAY TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,179,615	$5,592,412
Restricted short term investment	20,000	—
Accounts receivable	247,838	228,610
Inventory	152,257	108,562
Prepaid expenses and other current assets	85,152	128,932

Total current assets	3,684,862	6,058,516

PROPERTY AND EQUIPMENT — Net	519,774	437,248
GOODWILL	1,321,240	1,321,240
PATENTS — Net	1,186,493	1,205,977
OTHER ASSETS	17,731	17,731

TOTAL ASSETS	$6,730,100	$9,040,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$472,045	$642,781
Accrued salaries and benefits	564,318	777,987
Accrued purchase commitments	—	558,000
Other accrued expenses and other current liabilities	677,951	453,108
Deferred revenue	15,000	15,695

Total current liabilities	1,729,314	2,447,571

LONG-TERM LIABILITIES:
Other non-current liabilities	102,253	173,228

Total liabilities	1,831,567	2,620,799

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2008 and 2007	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2008 and 2007, 11,603,818 and 11,595,138 shares issued and outstanding in 2008 and 2007, respectively	11,604	11,595
Additional paid-in capital	31,781,550	31,706,458
Accumulated deficit	(26,894,621)	(25,298,140)

Total stockholders’ equity	4,898,533	6,419,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,730,100	$9,040,712

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

NET REVENUE:
FinePoint	$8,951	$1,168,034
Duraswitch:
Related party — Delphi	—	7,631,250
Non-related parties	379,126	266,971

Total net revenue	388,077	9,066,255

COST OF GOODS SOLD:
FinePoint	9,618	857,373
Duraswitch	120,930	66,325

Total cost of goods sold	130,548	923,698

Gross profit	257,529	8,142,557

OPERATING EXPENSES:
Selling, general and administrative	861,005	1,483,987
Research, development and commercial application engineering	1,026,886	338,158

Total operating expenses	1,887,891	1,822,145

INCOME (LOSS) FROM OPERATIONS	(1,630,362)	6,320,412

OTHER INCOME — Net	33,881	38,582

INCOME (LOSS) BEFORE INCOME TAXES	$(1,596,481)	$6,358,994

PROVISION FOR INCOME TAXES	—	127,180

NET INCOME (LOSS)	$(1,596,481)	$6,231,814

EARNINGS (LOSS) PER SHARE — BASIC	$(0.14)	$0.54

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.14)	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	11,596,950	11,502,373

DILUTED	11,596,950	11,559,472

See Notes to Consolidated Financial Statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,596,481)	$6,231,814
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,528	82,160
Stock compensation	77,601	13,308
Changes in operating assets and liabilities:
Accounts receivable	(19,228)	97,829
Inventory	(43,694)	545,841
Prepaid expenses and other current assets	43,780	120,349
Accounts payable	(170,738)	313,904
Accrued salaries and benefits	(213,668)	(1,192)
Other accrued expenses and other current liabilities	(333,157)	152,761
Other non-current liabilities	(70,975)	(851)
Deferred revenue	(695)	1,094

Net cash provided by (used in) operating activities	(2,258,727)	7,557,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted investment	(20,000)	—
Increase in patents	(15,570)	(15,581)
Purchases of property and equipment	(116,000)	(9,285)

Net cash used in investing activities	(151,570)	(24,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance fee to NASDAQ	(2,500)	—

Net cash used in financing activities	(2,500)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,412,797)	7,532,151
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,592,412	1,591,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,179,615	$9,123,463

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     Operations
     InPlay Technologies, Inc., a Nevada corporation (the “Company”), develops, patents and markets innovative human interface devices (HIDs) for electronic products. The Company operates two business segments: FinePoint digital pen and dual-mode pen and touch technologies and Duraswitch® electronic pushbutton, rotary and omni-directional switch technologies.
     Interim Financial Information
     The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and March 31, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not indicative of the operating results for the full year.
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
     Going Concern
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring operating losses since its inception and its accumulated deficit is approximately $27 million. The Company’s revenue in 2007 was dependent on two customers, from which it does not anticipate any future material revenue. The Company will continue to incur losses until such time it is successful in obtaining new business in volumes sufficient to create profitability. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable amount of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and the cash flow to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively working with several customers and investment advisors to attempt to mitigate these factors.
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

     For the three months ended March 31, 2008, the effect of potential dilutive common shares was antidilutive and no diluted calculation was required. For the period ended March 31, 2007, a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
			Per Share			Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount

Basic EPS
Earnings available to common shareholders	$(1,596,481)	11,596,950	$(0.14)	$6,231,814	11,502,373	$0.54

Effect of Dilutive Securities
Dilutive effect of stock options		—	—		57,099	—
Dilutive EPS
Earnings available to common shareholders	$(1,596,481)	11,596,950	$(0.14)	$6,231,814	11,559,472	$0.54

     Options and warrants excluded from the calculation of diluted earnings per share were 1,708,520 for the three months ended March 31, 2008 because they were antidilutive. For the three months ended March 31, 2007, 1,597,264 options and warrants were excluded from the calculation because they were antidilutive.
3. STOCK BASED COMPENSATION
     As of March 31, 2008, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms. The stock options for directors typically vest within 30 days of grant. The stock options for officers and employees typically vest over a 30 month period from the date of grant.
     At the Company’s annual stockholder meeting held on May 31, 2007, stockholders approved the First Amendment to the Company’s 2005 Stock Award Plan which increased the number of shares authorized under the Plan from 500,000 to 1,000,000. As of March 31, 2008, 380,006 shares of the Company’s common stock were available for grant under the plans.
     The Company accounts for its options in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense in the financial statements for all share based payment awards made to employees and directors based on estimated fair values. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been granted in prior periods.
     Stock-based compensation cost recognized in the three months ended March 31, 2008 was $68,227, which consisted of $6,786 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008, $53,891 of expense relating to stock options issued in 2007 which will be recognized quarterly through December 2009, and $7,550 of expense related to options issued in 2008 which will be recognized quarterly through September 2010. Stock based compensation expense for the three months ended March 31, 2007 totaled $13,308. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.

     Option activity under the Company’s stock option plans during the three months ended March 31, 2008 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2007	1,775,873	$5.73
Granted	40,000	$1.19
Exercised	—	$—
Expired or terminated	(265,442)	$19.80

Outstanding, March 31, 2008	1,550,431	$3.21

Exercisable, March 31, 2008	1,199,429	$3.70

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2008 was 6.34 years and $1,000 and for options exercisable at March 31, 2008 was 8.20 years and $1,000.
     As of March 31, 2008, $249,611 of compensation cost related to unvested stock options is expected to be recognized through fiscal 2010.
     The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2008	March 31, 2007
Weighted average expected stock price volatility	89% and 91%	n/a
Weighted average expected option life (years)	3.0	n/a
Risk-free interest rate	2.19% and 2.51%	n/a
Expected dividends	0%	n/a
4. REVENUE CONCENTRATIONS
     For the three months ended March 31, 2008, the Duraswitch segment of the Company recognized revenue of $183,683 from Dawar Technologies and $89,604 from Tastitalia s.p.a. which represents 47% and 23%, respectively, of the total Company revenue.
     For the three months ended March 31, 2007, the Company recognized $1.1 million of revenue for sales to Gateway, Inc. as part of its FinePoint segment. In fiscal 2007 the $1.1 million represented 12% of total Company revenue and 92% of the FinePoint segment revenue.
     In January 2007, the Company reached a settlement agreement with Delphi Corporation, relating to the unpaid minimum royalty commitment of their exclusive license agreement, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. In March 2007, the Company sold its rights to this claim and received a cash payment of approximately $7.6 million which was recognized as Duraswitch segment revenue in the first quarter of 2007. As a result of this settlement and the resulting revenue, the Company incurred commission and fee expenses of approximately $650,000 based on its existing commission and fee agreements. Commissions and fees of approximately $190,000 were paid in the first quarter, and an additional amount of approximately $460,000 was paid in the second quarter of 2007. The $7.6 million of Delphi revenue represents 84% of total Company revenue for the three months ended March 31, 2007 and 97% of Duraswitch segment revenue for the three months ended March 31, 2007.
     The Company does not anticipate future material revenue from Delphi or Gateway.

5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consists of the following:

	March 31, 2008	December 31, 2007
Raw materials	$147,343	$99,653
Finished goods	4,914	8,909

Inventories — net	$152,257	$108,562

6. PROPERTY AND EQUIPMENT
     Depreciation expense for property and equipment was $33,473 and $48,535 for the three months ended March 31, 2008 and 2007, respectively.
     Property and equipment consists of the following at:

	March 31, 2008	December 31, 2007
Computer equipment and software	$549,769	$547,319
Tooling	256,133	142,910
Other machinery and equipment	98,704	98,704
Leasehold improvements	19,400	19,400
Office furniture and fixtures	151,248	150,921

Total	1,075,254	959,254
Accumulated depreciation	(555,480)	(522,006)

Property and equipment — net	$519,774	$437,248

7. PATENTS
     Amortization expense for patents was $35,055 and $33,625 for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization expense for existing patents is $140,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents are as follows:

	March 31, 2008	December 31, 2007
Patents	$1,804,762	$1,789,192
Accumulated amortization	(618,269)	(583,215)

Patents — net	$1,186,493	$1,205,977

8. ACCRUED SALARIES AND BENEFITS
     Accrued salaries and benefits consisted of the following amounts:

	March 31, 2008	December 31, 2007
Termination and severance expenses	$451,758	$798,141
Accrued salaries, benefits and payroll taxes	125,742	68,621
Vacation salary accruals	89,071	84,453

Total accrued salaries and benefits	666,571	951,215
Long-term portion of accrued salaries and benefits	(102,253)	(173,228)

Current portion of accrued salaries and benefits	$564,318	$777,987

9. OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following amounts:

	March 31, 2008	December 31, 2007
Accrued tooling costs	$46,943	$68,238
Accrued accounting and legal expenses	51,850	80,882
Warranty reserve	78,983	78,983
Accrued commissions	16,534	11,616
Other operating expense accruals	175,641	213,389

Total other accrued expenses	$369,951	$453,108

10. INCOME TAXES
     As of March 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20.7 million, which expire in 2019 through 2026, and net operating loss carryforwards for state income tax purposes of approximately $5.9 million, which expire in 2008 through 2011. The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset. The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company does not believe that recognition is likely before the end of fiscal year 2008.
     During the three months ended March 31, 2008, the Company incurred operating losses. Any potential income tax benefit from those losses has been fully offset by a valuation allowance.
     During the quarter ended March 31, 2007 the Company decreased the valuation allowance by $2,468,197 against deferred tax assets based on the expected use of $6.3 million of the Company’s net operating loss carryforwards and the corresponding reduction in the operating loss carryforward tax asset. There was no income effect on the decrease in the valuation allowance. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
     The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has not had an impact on the Company’s financial position or results of operations for the three months ended March 31, 2007 and 2008. The Company has no unrecognized tax benefit, as described in FIN 48, as of March 31, 2008.

     It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no interest or penalties accrued as of March 31, 2007 and 2008.
     The tax years 1996 through 2007 remain open to examination for federal income tax purposes and from 2002 to 2007 for state taxing jurisdictions to which the Company is subject. As of March 31, 2008, the Company is not undergoing any U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.
     There was no current income tax expense for the three months ended March 31, 2008 because the Company recognized a loss for the period. For the three months ended March 31, 2007, the company reported a tax expense of $127,180 for estimated alternative minimum taxes that may be due on the earnings for this period.
11. LINES OF BUSINESS
     As of March 31, 2008, the Company had two reportable segments: FinePoint and Duraswitch®. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The FinePoint segment manufactures and markets its FinePoint digital computing pen technology to computer manufacturers. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers.
     During the three months ended March 31, 2008, sales to Dawar Technologies accounted for 47% of total Company revenue. During the three months ended March 31, 2007, the settlement of our claim against Delphi Automotive Systems accounted for 84% of total Company revenue and sales to Gateway, Inc. accounted for 12% of total Company revenue. See Note 4 for additional segment revenue information.
     A summary of results of operations by business segment follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net Revenue
FinePoint	$8,951	$1,168,034
Duraswitch	379,126	7,898,221

Total Net Revenue	388,077	9,066,255

Cost of Goods Sold
FinePoint	9,618	857,373
Duraswitch	120,930	66,325

Total Cost of Goods Sold	130,548	923,698

Gross Profit
FinePoint	(667)	310,661
Duraswitch	258,196	7,831,896

Total Gross Profit	257,529	8,142,557

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating Expenses
FinePoint	1,188,735	443,994
Duraswitch	154,463	812,268

Total Operating Expenses	1,343,198	1,256,262

Operating Profit (Loss)
FinePoint	(1,189,402)	(133,333)
Duraswitch	103,733	7,019,628

Total Operating Profit (Loss)	(1,085,669)	6,886,295

Corporate Expenses	544,693	565,883

InPlay Income (Loss) from Operations	$(1,630,362)	$6,320,412

	As of
	March 31, 2008	December 31, 2007
Goodwill
FinePoint	$877,366	$877,366
Duraswitch	443,874	443,874

Total goodwill	$1,321,240	$1,321,240

Total Assets
FinePoint	$1,821,433	$1,843,229
Duraswitch	1,520,917	1,433,515
Corporate	3,387,750	5,763,968

Total assets	$6,730,100	$9,040,712

12. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments. During the fourth quarter of 2007, the Company recognized a potential loss on purchase commitments of approximately $171,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors resulting in a total accrued liability for purchase commitments of $558,000. During the three months ended March 31, 2008 the Company paid $250,000 for partial settlement of one of the commitments and estimates the balance will be paid by the end of 2008.
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
     Lease Agreement. In May 2007 the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007. Rent expense for the three months ended March 31, 2008 was $55,775. Future minimum rental payments will be approximately $218,000 in 2008 through 2011, and $162,000 in 2012.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
     In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay. He alleged that InPlay terminated his employment in violation of his employment agreement, and that InPlay breached the terms of a 2005 Merger Agreement between InPlay, FinePoint, and him, for which he sought compensatory and other damages. In March 2008, the Company entered into a Settlement and Release of Claims Agreement whereby the Company paid a cash settlement of approximately $339,000 to resolve all of Mr. Caldwell’s claims and dismiss his case in its entirety.
13. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 8, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141(R)”), to replace FAS 141, Business Combinations. FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.
     In December 2007, the FASB issued Statement of FAS No. 160, Non controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company currently does not have any non-controlling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward-Looking Statements and Associated Risks
     This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project,” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
     We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above. Forward-looking statements are based largely on our expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Condensed Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors” in our most recent Annual Report on Form 10-KSB describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the following:
•	Our ability to successfully raise required cash in a timely manner to fund the business plan and net working capital requirements on a go forward basis;

•	Inability to obtain new business and generate sufficient revenue and profits to cover our operating expenses;

•	Any material delay, cancellation or reduction of orders from one or more current or prospective significant customers;

•	The ability to obtain sufficient raw materials at favorable prices;

•	The ability to manage risks associated with our contract manufacturing resources, including quality control, warranty coverage, compliance requirements and other risks associated with outsourcing, particularly with international manufacturers; and

•	Increased expenses to protect our intellectual property or development of products by our competitors that offer significant advantages over our products.
     In addition, new factors, other than those identified in this Form 10-Q or our most recent Annual Report on Form 10-KSB, may emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.
Overview of Business
     Through our two business segments, FinePoint and Duraswitch, we design, develop and market innovative human interface devices (HIDs) for electronic products. Our FinePoint digital computing pen technology offers significant advancement in performance and feature enhancement over current analog products. Our target markets include tablet PCs and other mobile computing devices. Our Duraswitch electronic switch technologies include PushGate® pushbutton, thiNcoder® rotary and MagnaMouse multidirectional switch options for medical devices, industrial controls and other electronic equipment.
Executive Summary
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated deficit is approximately $27 million. Our revenue in 2007 was dependent on two customers, from which we do not anticipate any future material revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. In 2007, we initiated several senior management changes which we believe will be instrumental in driving our efforts to re-engage with existing and new customers worldwide. While we believe our marketing efforts to generate new customers will ultimately be successful, the timing and amount of revenue generated from these efforts is uncertain. We believe that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy our business plan and capital requirements through December 31, 2008. We are currently exploring strategic alternatives if our cash flow from operations is not sufficient to operate our business. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.
     Our FinePoint business has declined in sales as we completed production for a major customer using this technology. We have significantly increased our marketing efforts aimed at attracting new customers. During 2007, we engaged Japan Entry Corp. and WPG/Rich Power for on-the-ground sales and marketing support in Japan and Asia, respectively. We expanded our relationship with WPG in the first quarter 2008, to include North and South America. These relationships, coupled with our internal resources, have produced a number of new leads and renewed interest from past prospects.
     Additionally, we have invested resources to further develop our technology, in particular our integrated capacitive touch and digital pen platform. We believe that this investment is an important step to be able to deliver the products for our key markets.
     Through the end of the first quarter, we had shipped multiple fully functional units using our technology for prototyping, evaluation and pre-production build requirements at prospective customers. Our objective is to deliver superior, cost-effective technical solutions and excellent customer service.
     Duraswitch revenue from non-exclusive licensees was $379,126 up 42% from the comparable quarter in 2007. We expect sales of Duraswitch products to continue to fluctuate quarter to quarter. Our Duraswitch business has been based on a licensing model, whereby licensees market and manufacture products incorporating our technologies. We receive a per-switch royalty in addition to any charges for component parts that we supply. We have begun to explore alternatives to accelerate market penetration for our switch business including focusing resources and support on the highest performing licensees, direct sales and a line of standard switch products. These efforts will continue throughout 2008 and beyond.
     We believe the efforts and resources that we have put in place have strengthened our business and will enable us to grow our business more efficiently and effectively. We have made significant investment in our internal resources, external partners and development of our technologies. The lead time for projects currently in queue has been longer than expected and given the current state of the economy, we do not expect any of our customers to accelerate their timelines. We remain confident that we will earn design wins at several of these prospective customers in 2008.
     We used approximately $2.4 million in cash during the quarter ended March 31, 2008 and reported $3.2 million in cash at the end of the first quarter. Cash use during the quarter included a one-time payment of approximately $276,000 (net of withholding taxes) for settlement of the Caldwell litigation, payments totaling $319,000 for partial settlement related to cancellation of purchase order commitments for the Gateway program, and ongoing severance payments of approximately $71,000 to Mr. Brilon. We will continue to consume cash throughout 2008 as we continue to invest in our technologies and continue with our marketing efforts to earn design wins.
     As the design to manufacturing cycle time in this industry is much greater than anticipated, it is apparent that additional cash resources must be secured to execute to our plan and provide the necessary working capital for the growth of the business. During the first quarter, we began to explore all possible options and alternatives available to obtain additional cash resources to fund the business on a go forward basis. Even though several alternatives are available and we are considering many options, we are uncertain whether we will be successful in raising the needed cash through either debt, equity or any combination thereof. While we believe we will be able to obtain additional funding in the next several months, current financial market conditions are creating conditions that may impede our ability to succeed in this endeavor.
     Our overriding goals for 2008 are to win new project designs, manage our cash resources, and demonstrate a path back to profitability.

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
     Revenue Recognition. Our FinePoint segment manufactures digital pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time we deliver products to our customers.
     Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per-switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. During 2007, we recognized the $7.6 million Delphi settlement as revenue because it related to minimum license fees due under the agreement with Delphi.
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
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, of the amount of such deferred tax assets that, more likely than not, will be realized. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. Based on our review of the deferred tax assets at March 31, 2008, we have determined that a full valuation allowance was required against all of our deferred tax assets.
Results of Operations
     Net Revenue. The following table summarizes our net revenue:

	Three months ended March 31,
			Increase	Increase
	2008	2007	(Decrease)	(Decrease) %
FinePoint	$8,951	$1,168,034	$(1,159,083)	(99%)
Duraswitch — Delphi	—	7,631,250	(7,631,250)	(100%)
Duraswitch — Other	379,126	266,971	112,155	42%

Total net revenue	$388,077	$9,066,255	$(8,678,178)	(96%)

     Net FinePoint Revenue. The decrease in FinePoint revenue was due to lower shipments than the previous year as our major customer for FinePoint products during 2007 is no longer using our designs. For the three months ended March 31, 2007, revenue related to one customer was $1,070,417 or 92% of net FinePoint revenue. We will continue our attempts to win additional business from this customer and obtain new customers for FinePoint products. However, because of lengthy design and product development cycles within the industry, any significant revenue from new customers would likely not occur prior to the fourth quarter of 2008.
     Net Duraswitch Revenue. For the three months ended March 31, 2008 and 2007, recognition of revenue from the Delphi license agreement generated approximately $0 and $7.6 million, respectively, of Duraswitch licensing revenue representing 0% and 97% of Duraswitch licensing revenue, respectively. The 2007 Delphi revenue represents a cash payment from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC. We do not expect any additional revenue from Delphi in the future. The increase in net revenue from other customers for the three-month period was primarily due to increased sales of thiNcoder® rotary switch licensed components and royalties.
     Revenue may fluctuate from period to period because of the timing of purchase orders from our customers, as well as market acceptance of products that incorporate our technologies. The amount of revenue for any period is not necessarily indicative of results for any future period.

     Cost of Goods Sold and Gross Profit. The following tables summarize our cost of goods sold (COGS) and gross profit:

	Three months ended March 31,
			Increase	Increase
Cost of Goods Sold	2008	2007	(Decrease)	(Decrease) %
FinePoint	$9,618	$857,373	$(847,755)	(99%)
Duraswitch	120,930	66,325	54,605	82%

Total COGS	$130,548	$923,698	$(793,150)	(86%)

			Increase	Increase
Gross Profit	2008	2007	(Decrease)	(Decrease) %
FinePoint	$(667)	$310,661	$(311,328)	(100%)
Duraswitch	258,196	7,831,896	(7,573,700)	(97%)

Total Gross Profit	$257,529	$8,142,557	$(7,885,028)	(97%)

     FinePoint. FinePoint gross profit decreased for the three-months ended March 31, 2008 as a result of lower sales than the previous year. Gross profit for the three-months ended March 31, 2008 was negatively impacted by unabsorbed tooling depreciation.
     Duraswitch. Duraswitch gross profit decreased for the three-months ended March 31, 2008 from the previous year mainly because of the revenue received in 2007 from our claim for licensing fees from Delphi of $7.6 million which did not have any raw material costs associated with it. Excluding Delphi revenue, gross profit percentage for the three months ended March 31, 2008 and 2007 was 68% and 75%, respectively. The percentage decrease was driven by product mix and lower selling prices.
     Selling, General and Administrative Expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Three months ended March 31,
			Increase	Increase
	2008	2007	(Decrease)	(Decrease) %
FinePoint	$239,981	$191,811	$48,170	25%
Duraswitch	76,331	726,293	(649,962)	(89%)
Corporate	544,693	565,883	(21,190)	(4%)

Total SG&A	$861,005	$1,483,987	$(622,982)	(42%)

     Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses.
     FinePoint SG&A. The increase in expenses for the three-months ended March 31, 2008 from the previous year was primarily due to an increase in number of personnel in the selling and marketing organization.
     Duraswitch SG&A. The decrease in expenses for the three-months ended March 31, 2008 from the previous year is primarily due to commissions and fees, of approximately $650,000, related to the Delphi Automotive Systems, LLC revenue paid during the 2007 period.
     Corporate SG&A. The overall decrease for the three-months ended March 31, 2008 from the previous year is due to decrease in bonus, consulting and legal payments offset by higher stock compensation expense, increased salary levels and higher rent than the previous year.

     Research, Development and Commercial Application Engineering Expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Three months ended March 31,
			Increase	Increase
	2008	2007	(Decrease)	(Decrease) %
FinePoint	$948,754	$252,183	$696,571	276%
Duraswitch	78,132	85,975	(7,843)	(9%)

Total R&D	$1,026,886	$338,158	$688,728	204%

     Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses, project materials and patent amortization expenses.
     FinePoint R&D. The increase in expenses for the three-months ended March 31, 2008 from the previous year was due to increased spending and headcount to develop new products and samples for prospective customers that the company has targeted.
     Duraswitch R&D. The decrease in expenses for the three-months ended March 31, 2008 from the previous year was primarily the result of lower headcount.
     Other Income — net. Other income, which is mainly interest income, was $33,881 for the three months ended March 31, 2008, compared to $38,582 for the three months ended March 31, 2007. The decrease was due to lower cash balances than the previous year.
Liquidity and Capital Resources
     We had cash and cash equivalents of $3,179,615 on March 31, 2008. Cash decreased $2,412,797 from December 31, 2007.
     Net cash used in operating activities was $2,258,727 for the three months ended March 31, 2008. The cash used in operating activities consisted primarily of cash used for ongoing operating activities and expenses, severance payments of approximately $71,000, payment related to the settlement of the Caldwell litigation of approximately $276,000 and payments for outstanding purchase order commitments of approximately $319,000.
     Net cash used in investing activities was $151,570 for the three months ended March 31, 2008. The net cash used in investing activities was for purchase of purchases of tooling and equipment, a restricted investment and patent costs.
Item 4T. Controls and Procedures.
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
     We are aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, we have decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. We will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     During May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against us. He alleged that we terminated his employment in violation of his employment agreement, and that we breached the terms of a 2005 Merger Agreement between us, FinePoint, and him, for which he sought compensatory and other damages. During March 2008, we entered into a Settlement and Release of Claims Agreement whereby we paid a cash settlement of approximately $339,000 to resolve all of Mr. Caldwell’s claims and dismiss his case in its entirety.
Item 5. Other Information.
     On May 12, 2008, InPlay Technologies, Inc. (the “Company”) received a Nasdaq Staff Deficiency Letter advising that for the last 30 consecutive business days, the bid price of its common stock has closed below $1.00 per share. As a result, the Company fails to comply with the minimum bid price requirement for continued listing as set forth in Marketplace Rule 4310(c)(4).
     In accordance with Marketplace Rule 4310(c)(8)(D), the Company has 180 calendar days, or until November 10, 2008, to regain compliance with the minimum bid price requirement. In order to achieve compliance, the bid price of the Company’s common stock must close at $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by November 10, 2008, but can demonstrate that the Company meets all criteria (other than the bid price requirement) for initial listing as set forth in Marketplace Rule 4310(c), and its application is accepted, the Company will have an additional 180 days to regain compliance.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 2, 2005)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed August 5, 2005)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-QSB filed April 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InPlay Technologies, Inc. (Registrant)
Date: May 14, 2008	By:	/s/ Steven P. Hanson
Steven P. Hanson
Chief Executive Officer

Date: May 14, 2008	By:	/s/ Mark R. Sokolowski
Mark R. Sokolowski
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 2, 2005)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed August 5, 2005)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-QSB filed April 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002