Form 10-Q
period 2008-06-30
InPlay Technologies, Inc.
filed 2008-08-14
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes      ☑ No
As of August 8, 2008, the issuer had outstanding 11,622,568 shares of common stock.

INPLAY TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,740,899	$5,592,412
Restricted short term investment	20,000	—
Accounts receivable	156,879	228,610
Inventory	194,470	108,562
Prepaid expenses and other current assets	108,124	128,932

Total current assets	2,220,372	6,058,516

PROPERTY AND EQUIPMENT—Net	489,094	437,248
GOODWILL	1,321,240	1,321,240
PATENTS—Net	1,152,059	1,205,977
OTHER ASSETS	17,731	17,731

TOTAL ASSETS	$5,200,496	$9,040,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$481,150	$642,781
Accrued salaries and benefits	457,695	777,987
Accrued purchase commitments	288,562	558,000
Other accrued expenses and other current liabilities	343,734	453,108
Deferred revenue	15,000	15,695

Total current liabilities	1,586,141	2,447,571

LONG-TERM LIABILITIES:
Other non-current liabilities	21,225	173,228

Total liabilities	1,607,366	2,620,799

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding in 2008 and 2007	—	—
Common stock, $.001 par value, 40,000,000 shares authorized in 2008 and 2007, 11,622,568 and 11,595,138 shares issued and outstanding in 2008 and 2007, respectively	11,623	11,595
Additional paid-in capital	31,856,009	31,706,458
Accumulated deficit	(28,274,502)	(25,298,140)

Total stockholders’ equity	3,593,130	6,419,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,200,496	$9,040,712

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET REVENUE:
FinePoint	$63,176	$403,982	$72,128	$1,572,017
Duraswitch:
Related party-Delphi	—	—	—	7,631,250
Non-related parties	235,329	240,983	614,454	507,953

Total net revenue	298,505	644,965	686,582	9,711,220

COST OF GOODS SOLD:
FinePoint	4,178	276,596	13,796	1,133,970
Duraswitch	83,929	155,837	204,858	222,161

Total cost of goods sold	88,107	432,433	218,654	1,356,131

Gross profit	210,398	212,532	467,928	8,355,089

OPERATING EXPENSES:
Selling, general and administrative	781,241	1,579,945	1,642,247	3,063,931
Research, development and commercial application engineering	819,066	404,565	1,845,953	742,723

Total operating expenses	1,600,307	1,984,510	3,488,200	3,806,654

INCOME (LOSS) FROM OPERATIONS	(1,389,909)	(1,771,978)	(3,020,272)	4,548,435

OTHER INCOME—Net	10,028	88,385	43,910	126,967

INCOME (LOSS) BEFORE INCOME TAXES	$(1,379,881)	$(1,683,593)	$(2,976,362)	$4,675,402

PROVISION FOR INCOME TAXES	—	(33,672)	—	93,508

NET INCOME (LOSS)	$(1,379,881)	$(1,649,921)	$(2,976,362)	$4,581,894

EARNINGS (LOSS) PER SHARE—BASIC	$(0.12)	$(0.14)	$(0.26)	$0.40

EARNINGS (LOSS) PER SHARE—DILUTED	$(0.12)	$(0.14)	$(0.26)	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	11,609,793	11,505,382	11,603,417	11,503,886

DILUTED	11,609,793	11,505,382	11,603,417	11,551,333

See Notes to Consolidated Financial Statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,976,362)	$4,581,894
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	137,444	165,910
Stock compensation	152,080	37,507
Loss on disposal of equipment	—	11,760
Changes in operating assets and liabilities:
Accounts receivable	71,731	7,684
Inventory	(85,907)	565,291
Prepaid expenses and other current assets	20,808	87,629
Accounts payable	8,222	(44,457)
Accrued salaries and benefits	(320,292)	506,090
Other accrued expenses and other current liabilities	(548,667)	131,698
Other non-current liabilities	(152,003)	294,310
Deferred revenue	(695)	14,598

Net cash provided by (used in) operating activities	(3,693,641)	6,359,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted investment	(20,000)	—
Increase in patents	(16,462)	(26,510)
Purchases of property and equipment	(118,910)	(116,142)

Net cash provided by (used in) investing activities	(155,372)	(142,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance fee to NASDAQ	(2,500)	—
Net proceeds from exercise of stock options	—	17,050

Net cash provided by (used in) financing activities	(2,500)	17,050

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,851,513)	6,234,312
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,592,412	1,591,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,740,899	$7,825,624

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
     Interim Financial Information
     The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and June 30, 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and June 30, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not indicative of the operating results for the full year.
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
     Going Concern
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring operating losses since its inception and its accumulated deficit is approximately $28 million. The Company’s revenue in 2007 was dependent on two customers, from which it does not anticipate any future material revenue. The Company will continue to incur losses until such time it is successful in obtaining new business in volumes sufficient to create profitability. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable amount of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and the cash flow to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively working with several customers and investment advisors in attempt to mitigate these factors.
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

     For the three months ended June 30, 2008 and 2007, the effect of potential dilutive common shares was antidilutive and no diluted calculation was required.
     Options and warrants excluded from the calculation of diluted earnings per share were 1,700,489 for the three months ended June 30, 2008 because they were antidilutive. For the three months ended June 30, 2007, 1,904,564 options and warrants were excluded from the calculation because they were antidilutive.
     For the six months ended June 30, 2007, a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
			Per Share			Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount

Basic EPS
Earnings available to common shareholders	$(2,976,362)	11,603,417	$(0.26)	$4,581,894	11,503,886	$0.40

Effect of Dilutive Securities
Dilutive effect of stock options		—	—		47,447	—
Dilutive EPS
Earnings available to common shareholders	$(2,976,362)	11,603,417	$(0.26)	$4,581,894	11,551,333	$0.40

     Options and warrants excluded from the calculation of diluted earnings per share were 1,700,489 for the six months ended June 30, 2008 because they were antidilutive. For the six months ended June 30, 2007, 1,751,564 options and warrants were excluded from the calculation because the exercise price was greater than the average share price for the period.
3. STOCK BASED COMPENSATION
     As of June 30, 2008, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms. The stock options for directors typically vest within 30 days of grant. The stock options for officers and employees typically vest over a 30 month period from the date of grant.
     At the Company’s annual stockholder meeting held on May 31, 2007, stockholders approved the First Amendment to the Company’s 2005 Stock Award Plan which increased the number of shares authorized under the Plan from 500,000 to 1,000,000. As of June 30, 2008, 75,286 shares of the Company’s common stock were available for grant under the plans.
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
     Stock-based compensation cost recognized in the three months ended June 30, 2008 was $74,478, which consisted of $6,786 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008, $30,518 of expense relating to stock options issued in 2007 which will be recognized quarterly through December 2009, $27,799 of expense related to options issued in 2008 which will be recognized quarterly through September 2010 and $9,375 of board fees paid via stock grants. Stock based compensation cost recognized in the three months ended June 30, 2007 was $24,199. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.

     Stock-based compensation cost recognized in the six months ended June 30, 2008 was $152,080, which consisted of $13,572 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008, $84,409 of expense relating to stock options issued in 2007 which will be recognized quarterly through December 2009, $35,349 of expense related to options issued in 2008 which will be recognized quarterly through September 2010 and $18,750 of board fees paid via stock grants. Stock based compensation expense for the six months ended June 30, 2007 totaled $37,507. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.
     Option activity under the Company’s stock option plans during the six months ended June 30, 2008 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2007	1,775,873	$5.73
Granted	400,000	$0.65
Exercised	—	$—
Expired or terminated	(339,472)	$16.85

Outstanding, June 30, 2008	1,836,401	$2.57

Exercisable, June 30, 2008	1,191,398	$3.40

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at June 30, 2008 was 6.92 years and $0 and for options exercisable at June 30, 2008 was 5.52 years and $0.
     As of June 30, 2008, $309,691 of compensation cost related to unvested stock options is expected to be recognized through fiscal 2010.
     The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30
	2008	2007
Weighted average expected stock price volatility	89, 91 & 92%	83%
Weighted average expected option life (years)	3.0	3.0
Risk-free interest rate	2.19, 2.23 & 2.51%	4.69%
Expected dividends	0%	0%
4. REVENUE CONCENTRATIONS
     For the three months ended June 30, 2008, the Duraswitch segment of the Company recognized $100,833 of revenue from sales to Dawar Technologies which represented 34% of the total Company revenue.
     For the three months ended June 30, 2007, the Duraswitch segment of the Company recognized $154,049 of revenue from sales to Dawar Technologies which represented 24% of the total Company revenue. The FinePoint segment of the Company recognized $385,000 of revenue from sales to Gateway, Inc. and Quanta, who serves as an ODM supplier to Gateway, which represented 60% of total Company revenue.
     For the six months ended June 30, 2008, the Duraswitch segment of the Company recognized $284,516 of revenue from sales to Dawar Technologies and $92,479 from Tastitalia s.p.a. which represented 41% and 13% of the total Company revenue, respectively.

     For the six months ended June 30, 2007, the Duraswitch segment of the Company recognized $292,834 of revenue from sales to Dawar Technologies which represented 3% of the total Company revenue. The FinePoint segment of the Company recognized $1.5 million of revenue from sales to Gateway and Quanta which represented 15% of total Company revenue.
     In January 2007, the Company reached a settlement agreement with Delphi Corporation, relating to the unpaid minimum royalty commitment of their exclusive license agreement, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. In March 2007, the Company sold its rights to this claim and received a cash payment of approximately $7.6 million which was recognized as Duraswitch segment revenue in the first quarter of 2007. As a result of this settlement and the resulting revenue, the Company incurred commission and fee expenses of approximately $650,000 based on its existing commission and fee agreements. Commissions and fees of approximately $190,000 were paid in the first quarter, and an additional amount of approximately $460,000 was paid in the second quarter of 2007. The $7.6 million of Delphi revenue represented 79% of total Company revenue for the six months ended June 30, 2007 and 94% of Duraswitch segment revenue for the six months ended June 30, 2007.
     The Company does not anticipate future material revenue from Delphi or Gateway.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consisted of the following at:

	June 30, 2008	December 31, 2007
Raw materials	$189,564	$99,653
Finished goods	4,906	8,909

Inventories — net	$194,470	$108,562

6. PROPERTY AND EQUIPMENT
     Depreciation expense for property and equipment was $33,590 and $49,667 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense for property and equipment was $67,065 and $98,203 for the six months ended June 30, 2008 and 2007, respectively.
     Property and equipment consisted of the following at:

	June 30, 2008	December 31, 2007
Computer equipment and software	$549,769	$547,319
Tooling	257,343	142,910
Other machinery and equipment	100,404	98,704
Leasehold improvements	19,400	19,400
Office furniture and fixtures	151,248	150,921

Total	1,078,164	959,254
Accumulated depreciation	(589,070)	(522,006)

Property and equipment — net	$489,094	$437,248

7. PATENTS
     Amortization expense for patents was $35,325 and $34,084 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense for patents was $70,380 and $67,708 for the six months ended June 30, 2008 and 2007, respectively. The estimated amortization expense for existing patents is $141,000 for each of the next five years.

     The gross carrying amount and accumulated amortization of patents consisted of the following amounts at:

	June 30, 2008	December 31, 2007
Patents	$1,805,654	$1,789,192
Accumulated amortization	(653,595)	(583,215)

Patents — net	$1,152,059	$1,205,977

8. ACCRUED SALARIES AND BENEFITS
     Accrued salaries and benefits consisted of the following amounts at:

	June 30, 2008	December 31, 2007
Termination and severance expenses	$316,138	$798,141
Accrued salaries, benefits and payroll taxes	74,061	68,621
Vacation salary accruals	88,721	84,453

Total accrued salaries and benefits	478,920	951,215
Long-term portion of accrued salaries and benefits	(21,225)	(173,228)

Current portion of accrued salaries and benefits	$457,695	$777,987

9. OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following amounts at:

	June 30, 2008	December 31, 2007
Accrued tooling costs	$—	$68,238
Accrued accounting and legal expenses	52,998	80,882
Warranty reserve	73,502	78,983
Accrued commissions	7,473	11,616
Other operating expense accruals	209,761	213,389

Total other accrued expenses	$343,734	$453,108

10. INCOME TAXES
     As of June 30, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20.7 million, which expire in 2019 through 2026, and net operating loss carryforwards for state income tax purposes of approximately $5.9 million, which expire in 2008 through 2011. The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset. The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company does not believe that recognition is likely before the end of fiscal year 2008.
     During the three months ended June 30, 2008, the Company incurred operating losses. Any potential income tax benefit from those losses has been fully offset by a valuation allowance.
     During the six months ended June 30, 2008 the Company decreased the valuation allowance by $2,468,197 against deferred tax assets based on the expected use of $6.3 million of the Company’s net operating loss carryforwards and the corresponding reduction in the operating loss carryforward tax asset. There was no income effect on the decrease in the valuation allowance. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carryforwards are expected to be available to reduce taxable income.
     The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has not had an impact on the Company’s financial position or results of operations for the three months ended June 30, 2007 and 2008. The Company has no unrecognized tax benefit, as described in FIN 48, as of June 30, 2008.
     It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. No interest or penalties were accrued as of June 30, 2007 and 2008.
     The tax years 1996 through 2007 remain open to examination for federal income tax purposes and from 2002 to 2007 for state taxing jurisdictions to which the Company is subject. As of June 30, 2008, the Company is not undergoing any U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.
     There was no current income tax expense for the three months ended June 30, 2008 because the Company incurred a loss for the period and any benefit that would otherwise be recognized was fully offset by an equal increase in the valuation allowance. For the three and six months ended June 30, 2007, the company reported a tax benefit of $33,672 and tax expense of $93,508, respectively, for estimated alternative minimum taxes that may be due on the earnings for these periods.
11. LINES OF BUSINESS
     As of June 30, 2008, the Company had two reportable segments: FinePoint and Duraswitch®. These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The FinePoint segment manufactures and markets its FinePoint digital computing pen technology to computer manufacturers. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers.
     During the three and six months ended June 30, 2008, sales to Dawar Technologies accounted for 34% and 41%, respectively, of total Company revenue.
     During the three and six months ended June 30, 2007, the settlement of our claim against Delphi Automotive Systems accounted for 0% and 79%, respectively, of total Company revenue and sales to Gateway, Inc. accounted for 60% and 15%, respectively, of total Company revenue. See Note 4 for additional segment revenue information.

A summary of results of operations by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenue
FinePoint	$63,176	$403,982	$72,128	$1,572,017
Duraswitch	235,329	240,983	614,454	8,139,203

Total Net Revenue	298,505	644,965	686,582	9,711,220

Cost of Goods Sold
FinePoint	4,178	276,596	13,796	1,133,970
Duraswitch	83,929	155,837	204,858	222,161

Total Cost of Goods Sold	88,107	432,433	218,654	1,356,131

Gross Profit
FinePoint	58,998	127,386	58,332	438,047
Duraswitch	151,400	85,146	409,596	7,917,042

Total Gross Profit	210,398	212,532	467,928	8,355,089

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Expenses
FinePoint	924,110	573,547	2,112,847	1,017,540
Duraswitch	130,194	157,455	284,658	969,724

Total Operating Expenses	1,054,304	731,002	2,397,505	1,987,264

Operating Profit (Loss)
FinePoint	(865,112)	(446,161)	(2,054,515)	(579,493)
Duraswitch	21,206	(72,309)	124,938	6,947,318

Total Operating Profit (Loss)	(843,906)	(518,470)	(1,929,577)	6,367,825

Corporate Expenses	546,003	1,253,508	1,090,695	1,819,390

InPlay Income (Loss) from Operations	$(1,389,909)	$(1,771,978)	$(3,020,272)	$4,548,435

	As of
	June 30, 2008	December 31, 2007
Assets by Segment
Goodwill
FinePoint	$877,366	$877,366
Duraswitch	443,874	443,874

Total goodwill	$1,321,240	$1,321,240

Total Assets
FinePoint	$1,792,698	$1,843,229
Duraswitch	1,440,299	1,433,515
Corporate	1,967,499	5,763,968

Total assets	$5,200,496	$9,040,712

12. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments. During the fourth quarter of 2007, the Company recognized a potential loss on purchase commitments of approximately $171,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors resulting in a total accrued liability for purchase commitments of $558,000. During the three and six months ended June 30, 2008 the Company paid $19,438 and $269,438, respectively, for partial settlement of the commitments and estimates the remaining balance of approximately $289,000 will be paid by the end of 2008.
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
     Lease Agreement. In May 2007 the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007. Rent expense for the three and six months ended June 30, 2008 were $61,966 and $117,741, respectively. Future minimum rental payments will be approximately $109,000 in 2008 through 2011, and $162,000 in 2012.
     Litigation. The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
     In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay. He alleged that InPlay terminated his employment in violation of his employment agreement and that InPlay breached the terms of a 2005 Merger Agreement between InPlay, FinePoint, and him, for which he sought compensatory and other damages. In March 2008, the Company entered into a Settlement and Release of Claims Agreement whereby the Company paid a cash settlement of approximately $339,000 to resolve all of Mr. Caldwell’s claims and dismiss his case in its entirety.
13. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 8, 2008, the FASB issued FASB Staff Position (”FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.
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
     In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company currently does not have any non-controlling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that FAS 162 will have no effect on our financial statements.

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
Executive Summary
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated deficit is approximately $28 million. Our revenue in 2007 was dependent on two customers, from which we do not anticipate any future material revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. In 2007, we initiated several senior management changes which we believe will be instrumental in driving our efforts to re-engage with existing and new customers worldwide. While we believe our marketing efforts to generate new customers will ultimately be successful, the timing and amount of revenue generated from these efforts is uncertain. We do not believe that available cash resources, together with anticipated revenues from operations will be sufficient to satisfy our business plan and capital requirements through December 31, 2008. We are currently exploring strategic alternatives if our cash flow from operations is not sufficient to operate our business. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets or take other actions which could be detrimental to our business operations. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.
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
     Through the end of the second quarter, we had shipped multiple fully functional units using our technology for prototyping, evaluation and pre-production build requirements at prospective customers. Our objective is to deliver superior, cost-effective technical solutions and excellent customer service.
     Duraswitch revenue from non-exclusive licensees for the three and six months ended June 30, 2008 was $235,329 and $614,454, down 2% and up 21% from the comparable periods in 2007, respectively. We expect sales of Duraswitch products to continue to fluctuate quarter to quarter. Our Duraswitch business has been based on a licensing model, whereby licensees market and manufacture products incorporating our technologies. We receive a per-switch royalty in addition to any charges for component parts that we supply. We have begun to explore alternatives to accelerate market penetration for our switch business including focusing resources and support on the highest performing licensees, direct sales and a line of standard switch products. These efforts will continue throughout 2008 and beyond.
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
     We used approximately $1.5 million and $3.9 million in cash during the three and six months ended June 30, 2008, respectively, and reported $1.7 million in cash at the end of the second quarter. Cash use during the six months included a one-time payment of approximately $339,000 for settlement of the Caldwell litigation, payments totaling $338,000 for partial settlement related to cancellation of purchase order commitments for the Gateway program, and ongoing severance payments of approximately $152,000 to Mr. Brilon. We will continue to consume cash throughout 2008 as we continue to invest in our technologies and continue with our marketing efforts to earn design wins.
     As the design to manufacturing cycle time in this industry is much greater than anticipated, it is apparent that additional cash resources must be secured to execute our plan and provide the necessary working capital for the growth of the business. During the first quarter, we began to explore all possible options and alternatives available to obtain additional cash resources to fund the business on a go forward basis. Even though several alternatives are available and we are considering many options, we are uncertain whether we will be successful in raising the needed cash through either debt, equity or any combination thereof. While we believe we will be able to obtain additional funding in the next several months, current financial market conditions are creating conditions that may impede our ability to succeed in this endeavor.
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
     Going Concern Assumption. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the financial statements were prepared on a liquidation basis, the carrying value of our assets would be adjusted to net realizable amounts and liabilities would be adjusted to their estimated settlement amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting which reflects:
•	A statement of net assets in liquidation whereby the assets are reported at estimated realizable amounts and the liabilities are reported at settlement amounts;

•	A statement of changes in net assets in liquidation, which reports the estimated gains and losses on liquidation;

•	Notes to the financial statements describing the plan of liquidation, the basis of presentation, and applicable disclosures normally required under GAAP; and

•	Depending on the extent and significance of operations, the results of operation might be included in a separate statement or summarized in the footnotes.
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
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, of the amount of such deferred tax assets that, more likely than not, will be realized. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. Based on our review of the deferred tax assets at June 30, 2008, we have determined that a full valuation allowance was required against all of our deferred tax assets.

Results of Operations
     Net Revenue. The following table summarizes our net revenue:

	Three months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$63,176	$403,982	$(340,806)	(84%)
Duraswitch — Delphi	—	—	—	—
Duraswitch — Other	235,329	240,983	(5,654)	(2%)

Total net revenue	$298,505	$644,965	$(346,460)	(54%)

	Six months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$72,128	$1,572,017	$(1,499,889)	(95%)
Duraswitch — Delphi	—	7,631,250	(7,631,250)	(100%)
Duraswitch — Other	614,454	507,953	106,501	21%

Total net revenue	$686,582	$9,711,220	$(9,024,638)	(93%)

     Net FinePoint Revenue. Revenue for the three and six months ended June 30, 2008 was primarily for non-recurring engineering that customers paid for in the customization and development of new products. Revenue for the three and six months ended June 30, 2007 was driven primarily by one major customer who is no longer buying FinePoint product or using our designs. Revenue for this one customer for the three month period ended June 30, 2007 was $385,000, or 95% of net FinePoint revenue and for the six month period ended June 30, 2007, revenue was $1.5 million or 93% of net FinePoint revenue.
     We will continue our attempts to win additional business and obtain new customers for FinePoint products. However, because of lengthy design and product development cycles within the industry, any significant revenue from new customers would likely not occur prior to the fourth quarter of 2008 or beyond.
     Net Duraswitch Revenue. The slight decrease in net revenue for the three-month period is believed to be driven by the sell off and reduction of inventory levels by some licensees, resulting in fewer shipments during the 2008 quarter. The increase in net revenue from customers, excluding Delphi, for the six-month period was primarily due to increased sales of thiNcoder® rotary switch licensed components and royalties. For the three months ended June 30, 2008 and 2007, we did not generate any revenue from the Delphi license agreement. For the six months ended June 30, 2008 and 2007, Delphi generated approximately $0 and $7.6 million, respectively, of Duraswitch licensing revenue representing 0% and 94% of Duraswitch licensing revenue, respectively. The 2007 Delphi revenue represents a cash payment received in the first quarter of 2007 from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC. We do not expect any additional revenue from Delphi in the future.
     Revenue may fluctuate from period to period because of the timing of purchase orders from our customers, as well as market acceptance of products that incorporate our technologies. The amount of revenue for any period is not necessarily indicative of results for any future period.

     Cost of Goods Sold and Gross Profit. The following tables summarize our cost of goods sold (COGS) and gross profit:

	Three months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
Cost of Goods Sold
FinePoint	$4,178	$276,596	$(272,418)	(98%)
Duraswitch	83,929	155,837	(71,908)	(46%)

Total COGS	$88,107	$432,433	$(344,326)	(80%)

				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
Gross Profit
FinePoint	$58,998	$127,386	$(68,388)	(54%)
Duraswitch	151,400	85,146	66,254	78%

Total Gross Profit	$210,398	$212,532	$(2,134)	(1%)

	Six months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
Cost of Goods Sold
FinePoint	$13,796	$1,133,970	$(1,120,174)	(99%)
Duraswitch	204,858	222,161	(17,303)	(8%)

Total COGS	$218,654	$1,356,131	$(1,137,477)	(84%)

				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
Gross Profit
FinePoint	$58,332	$438,047	$(379,715)	(87%)
Duraswitch	409,596	7,917,042	(7,507,446)	(95%)

Total Gross Profit	$467,928	$8,355,089	$(7,887,161)	(94%)

     FinePoint. FinePoint gross profit decreased for the three and six months ended June 30, 2008 as a result of lower sales than the previous year. Gross profit for the three and six months ended June 30, 2008 was negatively impacted by unabsorbed tooling depreciation.
     Duraswitch. Duraswitch gross profit decreased for the three and six months ended June 30, 2008 from the previous year mainly because of the revenue received in 2007 from our claim for licensing fees from Delphi of $7.6 million which did not have any raw material costs associated with it. Excluding Delphi revenue and a one-time charge of $90,000 for tooling in the second quarter of 2007, gross profit percentage for the three months ended June 30, 2008 and 2007 was 64% and 73%, respectively, and 67% and 74% for the six months ended June 30, 2008 and 2007, respectively. The percentage decrease was driven by product mix and lower selling prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Three months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$171,365	$254,589	$(83,224)	(33%)
Duraswitch	63,873	71,848	(7,975)	(11%)
Corporate	546,003	1,253,508	(707,505)	(56%)

Total SG&A	$781,241	$1,579,945	$(798,704)	(51%)

	Six months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$411,347	$446,399	$(35,052)	(8%)
Duraswitch	140,205	798,142	(657,937)	(82%)
Corporate	1,090,695	1,819,390	(728,695)	(40%)

Total SG&A	$1,642,247	$3,063,931	$(1,421,684)	(46%)

     FinePoint SG&A. The decrease in expenses for the three and six months ended June 30, 2008 from the previous year was primarily due to a decrease in legal expense as the comparable 2007 period included unusually higher legal costs relating to severance negotiation and the termination of a lease in 2007 for a building used solely by FinePoint.
     Duraswitch SG&A. The decrease in expenses for the three months ended June 30, 2008 from the previous year is primarily due to lower travel. The decrease in expenses for the six months ended June 30, 2008 from the previous year is primarily due to commissions and fees, of approximately $650,000, related to the Delphi revenue paid during the 2007 period.
     Corporate SG&A. The decrease for both periods from the previous year is primarily due to higher compensation expense in 2007 relating to employment agreement severance expenses of approximately $800,000, offset by higher rent expense in 2008 and higher non-cash incentive based compensation charges in 2008.

     Research, Development and Commercial Application Engineering Expenses. Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses, project materials and patent amortization expenses. The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Three months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$752,745	$318,958	$433,787	136%
Duraswitch	66,321	85,607	(19,286)	(23%)

Total R&D	$819,066	$404,565	$414,501	102%

	Six months ended June 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$1,701,500	$571,141	$1,130,359	198%
Duraswitch	144,453	171,582	(27,129)	(16%)

Total R&D	$1,845,953	$742,723	$1,103,230	149%

     FinePoint R&D. The increase in expenses for the three and six months ended June 30, 2008 from the previous year was due to higher headcount and increased spending to develop new products and samples for prospective customers.
     Duraswitch R&D. The decrease in expenses for the three and six months ended June 30, 2008 from the previous year was primarily the result of lower headcount.
     Other Income – net. Other income, which is mainly interest income, was $10,028 for the three months ended June 30, 2008, compared to $88,385 for the three months ended June 30, 2007. Other income was $43,910 for the six months ended June 30, 2008, compared to $126,967 for the six months ended June 30, 2007. The decreases were due to fluctuations in interest rates and lower cash balances than the previous year.
Liquidity and Capital Resources
     We had cash and cash equivalents of $1,760,899 on June 30, 2008. Cash decreased $3,851,513 from December 31, 2007.
     Net cash used in operating activities was approximately $3.7 million for the six months ended June 30, 2008. The cash used in operating activities consisted primarily of cash used for ongoing operating activities and expenses, increase in inventory of approximately $86,000, severance payments of approximately $152,000, payment related to the settlement of the Caldwell litigation of approximately $339,000 and payments for outstanding purchase order commitments of approximately $338,000. Approximately $43,000 of the inventory increase was driven by the Duraswitch segment as it had to acquire inventory that was previously under consignment and also replenished inventories for components that had high minimum order quantities. The FinePoint segment purchased approximately $43,000 of components in anticipation of ramping production on its newly designed products.
     Net cash used in investing activities was $155,372 for the six months ended June 30, 2008. The net cash used in investing activities was for purchase of purchases of tooling and equipment, a restricted investment and patent costs.
     Our current cash balances are insufficient for us to continue operating without a significant infusion of cash through new debt or equity or the sale of certain assets. In addition, our ability to continue as a going concern depends on our ability to obtain additional sources of funding, our success in winning new business and beginning production of our technologies for new product designs. With the assistance of two advisory firms, in U.S. and Asia, we are pursuing several alternatives for additional funding, including the issuance of equity or debt, the possible sale of some of our assets, as well as other financing arrangements to improve our liquidity. However, we cannot assure you that we will be successful in our efforts or that additional funding will be available to us in a timely manner or under acceptable terms.

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
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
     In accordance with Marketplace Rule 4310(c)(8)(D), the Company has 180 calendar days, or until November 10, 2008, to regain compliance with the minimum bid price requirement. In order to achieve compliance, the bid price of the Company’s common stock must close at $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by November 10, 2008, but can demonstrate that the Company meets all criteria (other than the bid price requirement) for initial listing as set forth in Marketplace Rule 4310(c), and its application is accepted, the Company will have an additional 180 days to regain compliance. As of the date of this report, the Company has not achieved compliance with the minimum bid price requirement.

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

InPlay Technologies, Inc. (Registrant)

Date: August 14, 2008	By:	/s/ Steven P. Hanson Steven P. Hanson
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Mark R. Sokolowski Mark R. Sokolowski
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 2, 2005)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed August 5, 2005)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-QSB filed April 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002