Form 10-Q
period 2008-09-30
InPlay Technologies, Inc.
filed 2008-11-13
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission File Number: 001-15069
InPlay Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0308867
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

13845 North Northsight Boulevard
Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 7, 2008, the issuer had outstanding 11,622,568 shares of common stock, par value $0.001 per share.

INPLAY TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,877	$5,592,412
Restricted short term investment	20,000	—
Accounts receivable	359,717	228,610
Inventory	126,619	108,562
Prepaid expenses and other current assets	83,925	128,932

Total current assets	1,014,138	6,058,516

PROPERTY AND EQUIPMENT — Net	456,981	437,248
GOODWILL	1,321,240	1,321,240
PATENTS — Net	1,119,845	1,205,977
OTHER ASSETS	17,731	17,731

TOTAL ASSETS	$3,929,935	$9,040,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$474,946	$642,781
Accrued salaries and benefits	434,295	777,987
Accrued purchase commitments	288,562	558,000
Other accrued expenses and other current liabilities	356,408	453,108
Deferred revenue	15,000	15,695

Total current liabilities	1,569,211	2,447,571

LONG-TERM LIABILITIES:
Other non-current liabilities	—	173,228

Total liabilities	1,569,211	2,620,799

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 11,622,568 and 11,595,138 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	11,623	11,595
Additional paid-in capital	31,902,451	31,706,458
Accumulated deficit	(29,553,350)	(25,298,140)

Total stockholders’ equity	2,360,724	6,419,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,929,935	$9,040,712

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET REVENUE:
FinePoint	$291,659	$1,019,423	$363,787	$2,591,440
Duraswitch:
Related party — Delphi	—	—	—	7,631,250
Non-related parties	324,931	203,780	939,384	711,733

Total net revenue	616,590	1,223,203	1,303,171	10,934,423

COST OF GOODS SOLD:
FinePoint	26,800	1,031,169	40,597	2,165,138
Duraswitch	107,355	65,596	312,213	287,757

Total cost of goods sold	134,155	1,096,765	352,810	2,452,895

Gross profit	482,435	126,438	950,361	8,481,528

OPERATING EXPENSES:
Selling, general and administrative	801,793	834,401	2,444,039	3,898,332
Research, development and commercial application engineering	963,611	551,874	2,809,563	1,294,596

Total operating expenses	1,765,404	1,386,275	5,253,602	5,192,928

INCOME (LOSS) FROM OPERATIONS	(1,282,969)	(1,259,837)	(4,303,241)	3,288,600

OTHER INCOME — Net	4,121	95,416	48,031	222,382

INCOME (LOSS) BEFORE INCOME TAXES	$(1,278,848)	$(1,164,421)	$(4,255,210)	$3,510,982

PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	(93,508)	—	—

NET INCOME (LOSS)	$(1,278,848)	$(1,070,913)	$(4,255,210)	$3,510,982

EARNINGS (LOSS) PER SHARE — BASIC	$(0.11)	$(0.09)	$(0.37)	$0.30

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.11)	$(0.09)	$(0.37)	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	11,622,568	11,533,236	11,609,817	11,513,776

DILUTED	11,622,568	11,533,236	11,609,817	11,574,242

See Notes to Consolidated Financial Statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,255,210)	$3,510,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	206,336	250,892
Stock compensation	198,521	56,860
Loss on disposal of equipment	—	6,175
Changes in operating assets and liabilities:
Accounts receivable	(131,107)	172,009
Inventory	(18,057)	999,188
Prepaid expenses and other current assets	45,007	101,633
Accounts payable	(167,835)	(168,413)
Accrued salaries and benefits	(343,692)	108,513
Other accrued expenses and other current liabilities	(366,138)	113,626
Other non-current liabilities	(173,228)	249,793
Deferred revenue	(695)	—

Net cash provided by (used in) operating activities	(5,006,098)	5,401,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted investment	(20,000)	—
Increase in patents	(20,034)	(38,246)
Proceeds from sales of equipment	—	6,819
Purchases of property and equipment	(119,903)	(129,453)

Net cash provided by (used in) investing activities	(159,937)	(160,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance fee to NASDAQ	(2,500)	—
Net proceeds from exercise of stock options	—	42,850

Net cash provided by (used in) financing activities	(2,500)	42,850

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,168,535)	5,283,228
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,592,412	1,591,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$423,877	$6,874,540

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     Operations
     InPlay Technologies, Inc., a Nevada corporation (the “Company”), develops, patents and markets innovative human interface devices (HIDs) for electronic products. The Company operates two business segments: FinePoint digital pen and dual-mode pen and touch technologies; and Duraswitch® electronic pushbutton, rotary, and omni-directional switch technologies. On October 28, 2008, the Company sold all of the assets and rights relating to its Duraswitch segment.
     Interim Financial Information
     The consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and September 30, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not indicative of the operating results for the full year.
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
     Going Concern
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring operating losses since its inception and its accumulated deficit is approximately $29.6 million. The Company’s revenue in 2007 was dependent on two customers, from which it does not anticipate any future material revenue. The Company will continue to incur losses until such time it is successful in obtaining new business in volumes sufficient to create profitability. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable amount of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and the cash flow to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. On October 28, 2008, the Company received $1.6 million in cash upon the sale of the assets and rights relating to its Duraswitch segment. Notwithstanding this asset sale, the Company’s current cash balances are insufficient for it to continue operating for the next twelve months without additional financing through new debt or equity or the sale of additional assets. The Company is actively working with several customers and investment advisors in attempt to mitigate these factors.

2. EARNINGS PER SHARE
     Statement of Financial Accounting Standards (“SFAS”) No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all potential dilutive common shares that were outstanding during the period unless they are antidilutive. Potential dilutive common shares consist of the incremental common shares that would be issued upon exercise of stock options and warrants.
     For the three months ended September 30, 2008 and 2007, the effect of potential dilutive common shares was antidilutive and no diluted calculation was required.
     Options and warrants excluded from the calculation of diluted earnings per share were 1,626,456 for the three months ended September 30, 2008 because they were antidilutive. For the three months ended September 30, 2007, 1,868,064 options and warrants were excluded from the calculation because they were antidilutive.
     For the nine months ended September 30, 2007, a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
			Per Share			Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount

Basic EPS
Earnings available to common shareholders	$(4,255,210)	11,609,817	$(0.37)	$3,510,982	11,513,776	$0.30

Effect of Dilutive Securities
Dilutive effect of stock options		—	—		60,466	—
Dilutive EPS
Earnings available to common shareholders	$(4,255,210)	11,609,817	$(0.37)	$3,510,982	11,574,242	$0.30

     Options and warrants excluded from the calculation of diluted earnings per share were 1,626,456 for the nine months ended September 30, 2008 because they were antidilutive. For the nine months ended September 30, 2007, 1,572,764 options and warrants were excluded from the calculation because the exercise price was greater than the average share price for the period.
3. STOCK BASED COMPENSATION
     As of September 30, 2008, the Company had four stock-based employee compensation plans. The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company. Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms. The stock options for directors typically vest within 30 days of grant. The stock options for officers and employees typically vest over a 30 month period from the date of grant.
     At the Company’s annual stockholder meeting held on May 31, 2007, stockholders approved the First Amendment to the Company’s 2005 Stock Award Plan which increased the number of shares authorized under the Plan from 500,000 to 1,000,000. As of September 30, 2008, 107,654 shares of the Company’s common stock were available for grant under the four plans.
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

     Stock-based compensation cost recognized in the three months ended September 30, 2008 was $46,441, which consisted of $4,529 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008; $22,206 of expense relating to stock options issued in 2007 which will be recognized quarterly through December 2009; and $19,706 of expense related to options issued in 2008 which will be recognized quarterly through September 2010. Stock-based compensation cost recognized in the three months ended September 30, 2007 was $19,353. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.
     Stock-based compensation cost recognized in the nine months ended September 30, 2008 was $198,521, which consisted of $18,100 of expense relating to stock options issued in 2006 which will be recognized quarterly through December 2008; $106,615 of expense relating to stock options issued in 2007 which will be recognized quarterly through December 2009; $55,056 of expense related to options issued in 2008 which will be recognized quarterly through September 2010; and $18,750 of board fees paid via stock grants. Stock based compensation expense for the nine months ended September 30, 2007 totaled $56,860. This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.
     Option activity under the Company’s stock option plans during the nine months ended September 30, 2008 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price
Outstanding, December 31, 2007	1,775,873	$5.73
Granted	600,000	$0.51
Exercised	—	$—
Expired or terminated	(571,840)	$10.60

Outstanding, September 30, 2008	1,804,033	$2.45

Exercisable, September 30, 2008	1,117,365	$3.50

     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at September 30, 2008 was 6.84 years and $0, respectively, and for options exercisable at September 30, 2008 was 5.20 years and $0, respectively.
     As of September 30, 2008, $206,986 of compensation cost related to unvested stock options is expected to be recognized through fiscal 2011.
     The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30
	2008	2007
Weighted average expected stock price volatility	89 - 98%	90%
Weighted average expected option life (years)	3.0	3.0
Risk-free interest rate	2.19 - 2.51%	4.34%
Expected dividends	0%	0%
4. REVENUE CONCENTRATIONS
     For the three months ended September 30, 2008, the FinePoint segment of the company recognized $230,988 of revenue from Quanta, who serves as an ODM supplier to Gateway and the Duraswitch segment of the Company recognized $131,099 of revenue from sales to Dawar Technologies which represented 37% and 21% of the total Company revenue, respectively.
     As of September 30, 2008, the amounts due from Quanta was $135,000 and Dawar Technologies was $101,468, which represents 38% and 28% of outstanding accounts receivable.

     For the three months ended September 30, 2007, the FinePoint segment of the Company recognized $1.0 million of revenue from sales to Gateway and Quanta, which represented 81% of total Company revenue.
     For the nine months ended September 30, 2008, the FinePoint segment of the company recognized $231,736 of revenue from Quanta and the Duraswitch segment of the Company recognized $415,615 of revenue from sales to Dawar Technologies, which represented 18% and 32%, respectively, of the total Company revenue.
     For the nine months ended September 30, 2007, the FinePoint segment of the Company recognized $2.5 million of revenue from sales to Gateway and Quanta which represented 22% of total Company revenue.
     In January 2007, the Company reached a settlement agreement with Delphi Corporation, relating to the unpaid minimum royalty commitment of their exclusive license agreement, in which Delphi agreed to allow a pre-petition general unsecured claim against Delphi Automotive Systems LLC in the amount of $7.5 million. In March 2007, the Company sold its rights to this claim and received a cash payment of approximately $7.6 million which was recognized as Duraswitch segment revenue in the first quarter of 2007. As a result of this settlement and the resulting revenue, the Company incurred commission and fee expenses of approximately $650,000 based on its existing commission and fee agreements. Commissions and fees of approximately $190,000 were paid in the first quarter, and an additional amount of approximately $460,000 was paid in the second quarter of 2007. The $7.6 million of Delphi revenue represented 70% of total Company revenue for the nine months ended September 30, 2007 and 91% of Duraswitch segment revenue for the nine months ended September 30, 2007.
     The Company does not anticipate future material revenue from Delphi or Gateway.
5. INVENTORY
     The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed switch components and finished goods.
     Inventory consisted of the following at:

	September 30, 2008	December 31, 2007
Raw materials	$126,619	$99,653
Finished goods	—	8,909

Inventories — net	$126,619	$108,562

6. PROPERTY AND EQUIPMENT
     Depreciation expense for property and equipment was $33,106 and $49,074 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense for property and equipment was $100,170 and $147,277 for the nine months ended September 30, 2008 and 2007, respectively.

     Property and equipment consisted of the following at:

	September 30, 2008	December 31, 2007
Computer equipment and software	$549,768	$547,319
Tooling	258,336	142,910
Other machinery and equipment	100,404	98,704
Leasehold improvements	19,400	19,400
Office furniture and fixtures	151,249	150,921

Total	1,079,157	959,254
Accumulated depreciation	(622,176)	(522,006)

Property and equipment — net	$456,981	$437,248

7. PATENTS
     Amortization expense for patents was $35,785 and $35,910 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense for patents was $106,165 and $103,619 for the nine months ended September 30, 2008 and 2007, respectively. The estimated amortization expense for existing patents is $143,000 for each of the next five years.
     The gross carrying amount and accumulated amortization of patents consisted of the following amounts at:

	September 30, 2008	December 31, 2007
Patents	$1,809,225	$1,789,192
Accumulated amortization	(689,380)	(583,215)

Patents – net	$1,119,845	$1,205,977

8. ACCRUED SALARIES AND BENEFITS
     Accrued salaries and benefits consisted of the following amounts at:

	September 30, 2008	December 31, 2007
Termination and severance expenses	$280,536	$798,141
Accrued salaries, benefits and payroll taxes	84,789	68,621
Vacation salary accruals	68,970	84,453

Total accrued salaries and benefits	434,295	951,215
Long-term portion of accrued salaries and benefits	—	(173,228)

Current portion of accrued salaries and benefits	$434,295	$777,987

9. OTHER ACCRUED EXPENSES
     Other accrued expenses consisted of the following amounts at:

	September 30, 2008	December 31, 2007
Accrued tooling costs	$—	$68,238
Accrued accounting and legal expenses	70,210	80,882
Warranty reserve	59,762	78,983
Accrued commissions	14,267	11,616
Other operating expense accruals	212,169	213,389

Total other accrued expenses	$356,408	$453,108

10. INCOME TAXES
     As of September 30, 2008, excluding the current year loss, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20.7 million, which expire in 2019 through 2026, and net operating loss carryforwards for state income tax purposes of approximately $5.9 million, which expire in 2008 through 2011. The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset. The Company has recorded a valuation allowance for its deferred tax asset due to the historical lack of profitable operating history. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company does not believe that recognition is likely before the end of fiscal year 2008.
     During the three months and nine months ended September 30, 2008, the Company incurred operating losses. Any potential income tax benefit from those losses has been fully offset by a valuation allowance.
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
     The Company adopted FASB Interpretation No. 48 (“FIN 48”) as of January 1, 2007. The adoption of FIN 48 has not had an impact on the Company’s financial position or results of operations for the three months ended September 30, 2007 and 2008. The Company has no unrecognized tax benefit, as described in FIN 48, as of September 30, 2008.
     It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. No interest or penalties were accrued as of September 30, 2007 and 2008.
     The tax years 1996 through 2007 remain open to examination for federal income tax purposes and from 2002 to 2007 for state taxing jurisdictions to which the Company is subject. As of September 30, 2008, the Company is not undergoing any U.S. federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.
     There was no current income tax expense for the three months ended September 30, 2008 because the Company incurred a loss for the period and any benefit that would otherwise be recognized was fully offset by an equal increase in the valuation allowance. In the quarter ended September 30, 2007, the Company reversed the income tax expense accrual of $93,508 through June 30, 2007, based on its determination that the Company qualifies for a small corporation exemption that eliminates the alternative minimum tax in 2007.
11. LINES OF BUSINESS
     As of September 30, 2008, the Company had two reportable segments: FinePoint and Duraswitch® (See Note 14 regarding the sale of Duraswitch subsequent to September 30, 2008). These segments are strategic business units that have different products and services. The segments are managed separately because each is a distinct and different business venture. The FinePoint segment manufactures and markets its FinePoint digital computing pen technology to computer manufacturers. The Duraswitch segment licenses its patented electronic switch technologies to switch manufacturers and original equipment manufacturers.
     During the three and nine months ended September 30, 2008, sales to Dawar Technologies accounted for 21% and 32%, respectively, of total Company revenue and sales to Gateway and Quanta accounted for 37% and 18%, respectively, of total Company revenue.

     During the three and nine months ended September 30, 2007, the settlement and sale of our claim against Delphi Automotive Systems accounted for 0% and 70%, respectively, of total Company revenue and sales to Gateway accounted for 81% and 22%, respectively, of total Company revenue. See Note 4 for additional segment revenue information.

     A summary of results of operations by business segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenue
FinePoint	$291,659	$1,019,423	$363,787	$2,591,440
Duraswitch	324,931	203,780	939,384	8,342,983

Total Net Revenue	616,590	1,223,203	1,303,171	10,934,423

Cost of Goods Sold
FinePoint	26,800	1,031,169	40,597	2,165,138
Duraswitch	107,355	65,596	312,213	287,757

Total Cost of Goods Sold	134,155	1,096,765	352,810	2,452,895

Gross Profit
FinePoint	264,859	(11,746)	323,190	426,302
Duraswitch	217,576	138,184	627,171	8,055,226

Total Gross Profit	482,435	126,438	950,361	8,481,528

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Expenses
FinePoint	1,055,720	672,735	3,168,565	1,690,275
Duraswitch	107,449	177,657	392,106	1,147,380

Total Operating Expenses	1,163,169	850,392	3,560,671	2,837,655

Operating Profit (Loss)
FinePoint	(790,861)	(684,481)	(2,845,375)	(1,263,973)
Duraswitch	110,127	(39,473)	235,065	6,907,846

Total Operating Profit (Loss)	(680,734)	(723,954)	(2,610,310)	5,643,873

Corporate Expenses	602,235	535,883	1,692,931	2,355,273

InPlay Income (Loss) from Operations	$(1,282,969)	$(1,259,837)	$(4,303,241)	$3,288,600

			As of
Assets by Segment			September 30, 2008	December 31, 2007
Goodwill
FinePoint			$877,366	$877,366
Duraswitch			443,874	443,874

Total goodwill			$1,321,240	$1,321,240

Total Assets
FinePoint			$1,878,609	$1,843,229
Duraswitch			1,428,019	1,433,515
Corporate			623,307	5,763,968

Total assets			$3,929,935	$9,040,712

12. COMMITMENTS AND CONTINGENCIES
     Purchase Commitments. During the fourth quarter of 2007, the Company recognized a potential loss on purchase commitments of approximately $171,000 relating to purchase orders placed with raw material vendors in which it is probable that the Company will not be able to realize the value of the raw material in those commitments because of obsolescence factors resulting in a total accrued liability for purchase commitments of $558,000. During the three and nine months ended September 30, 2008 the Company paid $0 and $269,438, respectively, for partial settlement of the commitments and estimates the remaining balance of approximately $288,562 will be paid by the end of 2008.
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
     Lease Agreement. In May 2007, the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007. Rent expense for the three and nine months ended September 30, 2008 was $98,429 and $216,170, respectively. Future minimum rental payments will be approximately $63,000 in 2008, $253,000 in 2009 through 2011, and $190,000 in 2012.
     Litigation. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
     In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against the Company. He alleged that the Company terminated his employment in violation of his employment agreement and that the Company breached the terms of a 2005 Merger Agreement between the Company, FinePoint, and him, for which he sought compensatory and other damages. In March 2008, the Company entered into a Settlement and Release of Claims Agreement whereby the Company paid Mr. Caldwell a cash settlement of approximately $339,000 to resolve all of his claims and dismiss his case in its entirety.
13. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 8, 2008, the FASB issued FASB Staff Position (”FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

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
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s (the “SEC’s”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company believes that FAS 162 will have no effect on its financial statements.
14. SUBSEQUENT EVENTS
     On October 28, 2008, the Company sold all the assets and rights relating to its Duraswitch segment to Memtron Technologies Co. for $1.6 million in cash, plus a supplemental payout with the potential to receive additional cash consideration up to $800,000 if certain revenue targets are met from the date of sale through December 31, 2009. All liabilities related to the Duraswitch segment were retained by the Company. If any additional amounts are due under the supplemental payout clause of the agreement, the amount will be paid by Memtron in March of 2010. The book value of all assets sold as part of the sale was approximately $1, 400,000, which included accounts receivable of approximately $185,000, inventory of approximately $50,000, property and equipment of approximately $3,000, patents net of amortization of approximately $685,000, and goodwill of approximately $445,000. As a result of substantial net operating losses available to the Company, the Company does not expect to record any tax expense related to sale of this asset. Because the criteria for discontinued operations classification, as described in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), was not met at September 30, 2008, in that the company was analyzing and investigating an offer, but had not committed to selling the segment as of September 30, 2008, the operations of the Duraswitch segment have not been presented as discontinued operations in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward-Looking Statements and Associated Risks
     This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and documents incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995, as amended, provides a “safe harbor” for such forward-looking statements. The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project,” and “predict,” or similar words and phrases regarding expectations, generally identify forward-looking statements.
     We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the SEC or in public news releases for protection under the safe harbors discussed above. Forward-looking statements are based largely on our expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made. Statements in this Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors” in our most recent Annual Report on Form 10-KSB describe factors that could contribute to or cause actual results to differ materially from our expectations. Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the following:
•	our ability to successfully raise required cash in a timely manner to fund the business plan and net working capital requirements on a go forward basis;

•	our inability to obtain new business and generate sufficient revenue and profits to cover our operating expenses;

•	any material delay, cancellation or reduction of orders from one or more current or prospective significant customers;

•	our ability to obtain sufficient raw materials at favorable prices;

•	our ability to manage risks associated with our contract manufacturing resources, including quality control, warranty coverage, compliance requirements and other risks associated with outsourcing, particularly with international manufacturers; and

•	increased expenses to protect our intellectual property or development of products by our competitors that offer significant advantages over our products.
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
Overview of Business
     We have operated two business segments, FinePoint and Duraswitch, through which we design, develop and market innovative human interface devices (HIDs) for electronic products. In October 2008, we sold the assets related to the Duraswitch business. Going forward, we will focus our efforts on our FinePoint digital computing pen technology. Our mission is to help make complex products easy and intuitive to use by providing a natural method of interaction. Our integrated digital pen and touch technologies automatically recognize pen or finger input, allowing the user to choose the most effective input method. With the only digital-communication based pen input system, our products offer significant advantages over traditional analog designs. Like the evolution of cell phones from analog to digital, our roadmap enables an increasing number of useful features and functionality for computers, Smartphones and other electronic products. Our target markets include computing and communication devices.

Executive Summary
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses since our inception and our accumulated deficit is approximately $29.6 million. Our revenue in 2007 was dependent on two customers, from which we do not anticipate any future material revenue. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. In 2007, we initiated several senior management changes which we believe will be instrumental in driving our efforts to re-engage with existing and new customers worldwide. While we believe our marketing efforts to generate new customers will ultimately be successful, the timing and amount of revenue generated from these efforts is uncertain. We do not believe that available cash resources, together with anticipated revenue from operations will be sufficient to satisfy our business plan and capital requirements for the next twelve months. We are currently exploring strategic alternatives if our cash flow from operations is not sufficient to operate our business. Additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be forced to reduce operating expenses, sell business assets, or take other actions which could be detrimental to our business operations. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience additional dilution.
     Our FinePoint business has declined in sales as we completed production for a major customer using this technology at the end of 2007. We have significantly increased our marketing efforts aimed at attracting new customers. During 2007, we engaged Japan Entry Corp. and WPG/Rich Power for on-the-ground sales and marketing support in Japan and Asia, respectively. We expanded our relationship with WPG in the first quarter 2008, to include North and South America. These relationships, coupled with our internal resources, have produced a number of new leads and renewed interest from past prospects.
     Additionally, we have invested resources to further develop our technology, in particular our integrated capacitive touch and digital pen platform. We believe that this investment is an important step to be able to deliver the products for our key markets.
     In 2008, we have shipped multiple fully functional units using our technology for prototyping, evaluation and pre-production build requirements to prospective customers. Our objective is to deliver superior, cost-effective technical solutions and excellent customer service.
     Duraswitch revenue from non-exclusive licensees for the three and nine months ended September 30, 2008 was $324,931 and $939,384, respectively, up 59% and 32%, respectively, from the comparable periods in 2007. In October 2008, we sold the assets related to the Duraswitch technology for $1.6 million in cash plus a supplemental payout with the potential to receive additional cash consideration up to $800,000 if certain revenue targets are met from the date of sale through December 31, 2009. Continuing revenues from Duraswitch have ceased with the sale of that segment in October 2008. The historical operating results of Duraswitch will be classified and presented as discontinued operations. The Company believes that the criteria for discontinued operations classification for Duraswitch were not met at September 30, 2008, in that the Company was pursuing and investigating the possibility of disposing of the segment but had not committed to selling the segment as of September 30, 2008.
     We believe the efforts and resources that we have put in place have strengthened our business and will enable us to grow our business more efficiently and effectively. We have made significant investment in our internal resources, external partners and development of our technologies. The lead time for projects currently in queue has been longer than expected and given the current state of the economy, we do not expect any of our customers to accelerate their timelines. We remain confident that we are on track to earn design wins at several of these prospective customers in 2008 and 2009.
     We used approximately $1.3 million and $5.2 million in cash during the three and nine months ended September 30, 2008, respectively, and reported $423,877 in cash at the end of the third quarter. Cash use during the nine months included a one-time payment of approximately $339,000 for settlement of the Caldwell litigation, payments totaling $338,000 for partial settlement related to cancellation of purchase order commitments for the Gateway program, and ongoing severance payments of approximately $188,000 to Mr. Brilon. Subsequent to the end of the quarter, we sold the assets related to the Duraswitch business for $1.6 million in cash. We will continue to consume cash throughout 2008 and beyond as we continue to invest in our technologies and continue with our marketing efforts to earn design wins.

     As the design to manufacturing cycle time in our industry is much greater than anticipated, it is apparent that additional cash resources must be secured to execute our plan and provide the necessary working capital for the growth of the business. We are exploring all possible options and alternatives available to obtain additional cash resources to fund the business on a go forward basis. Even though several alternatives are available and we are considering many options, we are uncertain whether we will be successful in raising the needed cash through either debt, equity or any combination thereof. While we believe we will be able to obtain additional funding in the next several months, current financial market conditions may impede our ability to succeed in this endeavor.
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
     Going Concern Assumption. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the financial statements were prepared on a liquidation basis, the carrying value of our assets would be adjusted to net realizable amounts and liabilities would be adjusted to their estimated settlement amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting which reflects:
•	a statement of net assets in liquidation whereby the assets are reported at estimated realizable amounts and the liabilities are reported at settlement amounts;

•	a statement of changes in net assets in liquidation, which reports the estimated gains and losses on liquidation;

•	notes to the financial statements describing the plan of liquidation, the basis of presentation, and applicable disclosures normally required under generally accepted accounting principles; and

•	depending on the extent and significance of operations, the results of operation might be included in a separate statement or summarized in the footnotes.
     Revenue Recognition. Our FinePoint segment manufactures digital pens and digitizers for the convertible notebook and tablet PC market. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Generally, all of these conditions are met at the time we deliver products to our customers.
     Our Duraswitch segment enters into licensing agreements with our customers. Our licensing agreements require the licensee to pay per-switch royalties and in some cases to purchase licensed components from us. The purchase price of the licensed components includes the royalty fee. When the components are shipped, we recognize revenue and cost of goods sold. In cases where no licensed components are supplied, we are paid a royalty per switch manufactured by the licensee and we recognize revenue in the period the switch is manufactured. During 2007, we recognized the $7.6 million Delphi settlement as revenue because it related to minimum license fees due under our agreement with Delphi.

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
     We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use present value and market value techniques to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, we performed our annual impairment test in December 2007 and found no impairment in our existing goodwill balances.
     Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, of the amount of such deferred tax assets that, more likely than not, will be realized. We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance. Based on our review of the deferred tax assets at September 30, 2008, we have determined that a full valuation allowance was required against all of our deferred tax assets.

Results of Operations
     Net Revenue. The following table summarizes our net revenue:

	Three months ended September 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$291,659	$1,019,423	$(727,764)	(71%)
Duraswitch — Delphi	—	—	—	—
Duraswitch — Other	324,931	203,780	121,151	59%

Total net revenue	$616,590	$1,223,203	$(606,613)	(50%)

	Nine months ended September 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$363,787	$2,591,440	$(2,227,653)	(86%)
Duraswitch — Delphi	—	7,631,250	(7,631,250)	(100%)
Duraswitch — Other	939,384	711,733	227,651	32%

Total net revenue	$1,303,171	$10,934,423	$(9,631,252)	(88%)

     Net FinePoint Revenue. Revenue for the three and nine months ended September 30, 2008 included $230,988 from the sale of our remaining excess pens and digitizers to Quanta for the Gateway program. The balance of the revenue was primarily for non-recurring engineering that customers paid for in the customization and development of new products. Revenue for the three and nine months ended September 30, 2007 was driven primarily by one major customer who is no longer designing or building new products using FinePoint technology. Revenue for this one customer for the three month period ended September 30, 2007 was $1.0 million, or 98% of net FinePoint revenue, and for the nine-month period ended September 30, 2007 was $2.5 million, or 95% of net FinePoint revenue.
     We will continue our attempts to win additional business and obtain new customers for FinePoint products. However, because of lengthy design and product development cycles within the industry, any significant revenue from new customers would likely not occur until 2009.
     Net Duraswitch Revenue. The increase in net revenue from customers, excluding Delphi, for the three and nine-month period was primarily due to increased sales across most product lines including thiNcoder® rotary switch licensed components and royalties. For the three months ended September 30, 2008 and 2007, we did not generate any revenue from the Delphi license agreement. For the nine months ended September 30, 2008 and 2007, Delphi generated approximately $0 and $7.6 million, respectively, of Duraswitch licensing revenue representing 0% and 94%, respectively, of Duraswitch licensing revenue. The 2007 Delphi revenue represents a cash payment received in the first quarter of 2007 from the sale of the rights to our general unsecured claim for licensing fees against Delphi Automotive Systems, LLC. We do not expect any additional revenue from Delphi in the future.
     In October 2008, we sold the assets related to the Duraswitch segment. Other than revenue received up to the date of the sale and the potential for revenue as part of the earnout provision in the asset purchase agreement, we do not expect any future revenue related to Duraswitch.

     Cost of Goods Sold and Gross Profit. The following tables summarize our cost of goods sold (COGS) and gross profit:

	Three months ended September 30,
				Increase
			Increase	(Decrease)
Cost of Goods Sold	2008	2007	(Decrease)%
FinePoint	$26,800	$1,031,169	$(1,004,369)	(97%)
Duraswitch	107,355	65,596	41,759	64%

Total COGS	$134,155	$1,096,765	$(962,610)	(88%)

				Increase
			Increase	(Decrease)
Gross Profit	2008	2007	(Decrease)%
FinePoint	$264,859	$(11,746)	$276,605	(2355%)
Duraswitch	217,576	138,184	79,392	57%

Total Gross Profit	$482,435	$126,438	$355,997	282%

	Nine months ended September 30,
				Increase
			Increase	(Decrease)
Cost of Goods Sold	2008	2007	(Decrease)%
FinePoint	$40,597	$2,165,138	$(2,124,541)	(98%)
Duraswitch	312,213	287,757	24,456	8%

Total COGS	$352,810	$2,452,895	$(2,100,085)	(86%)

				Increase
			Increase	(Decrease)
Gross Profit	2008	2007	(Decrease)%
FinePoint	$323,190	$426,302	$(103,112)	(24%)
Duraswitch — Delphi	$—	$7,631,250	$(7,631,250)	(100%)
Duraswitch	627,171	423,976	203,195	48%

Total Gross Profit	$950,361	$8,481,528	$(7,531,167)	(89%)

     FinePoint. FinePoint gross profit for the three months ended September 30, 2008 was positively affected by the sale of approximately $230,000 of pens and digitizers. This excess inventory had been valued at minimal cost (lower of cost or market) when production for this customer ended in 2007. The remaining gross profit relates to non-recurring engineering charges in the development of new products for customers. Gross profit for the three and nine months ended September 30, 2008 was negatively impacted by unabsorbed tooling depreciation.
     Duraswitch. Gross profit, excluding Delphi, increased for the three and nine months ended September 30, 2008 from the previous year mainly as a result of increased sales of Duraswitch products. The revenue received in 2007 from our claim for licensing fees from Delphi of $7.6 million did not have any raw material costs associated with it. Excluding Delphi revenue and a one-time charge of $90,000 for tooling in the second quarter of 2007, gross profit percentage for the three months ended September 30, 2008 and 2007 was 67% and 68%, respectively, and 67% and 60% for the nine months ended September 30, 2008 and 2007, respectively. The percentage variances are driven primarily by product mix and lower selling prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses. The following table summarizes our selling, general and administrative expenses (SG&A):

	Three months ended September 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$145,738	$219,524	$(73,786)	(34%)
Duraswitch	53,820	78,994	(25,174)	(32%)
Corporate	602,235	535,883	66,352	12%

Total SG&A	$801,793	$834,401	$(32,608)	(4%)

	Nine months ended September 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$557,083	$665,923	$(108,840)	(16%)
Duraswitch	194,025	877,136	(683,111)	(78%)
Corporate	1,692,931	2,355,273	(662,342)	(28%)

Total SG&A	$2,444,039	$3,898,332	$(1,454,293)	(37%)

     FinePoint SG&A. The decrease in expenses for the three and nine months ended September 30, 2008 from the previous year was primarily due to a decrease in legal expense as the comparable 2007 period included unusually higher legal costs relating to severance negotiation and the termination of a lease in 2007 for a building used solely by FinePoint.
     Duraswitch SG&A. The decrease in expenses for the three months ended September 30, 2008 from the previous year is primarily due to lower outside consulting fees. The decrease in expenses for the nine months ended September 30, 2008 from the previous year is primarily due to commissions and fees of approximately $650,000 related to the Delphi revenue paid during the 2007 period.
     Corporate SG&A. The increase in expenses for the three months ended September 30, 2008 from the previous period was primarily due to fees paid to financial consultants. The decrease in expenses for the nine months ended September 30, 2008 from the previous year is primarily due to higher compensation expense in 2007 relating to employment agreement severance expenses of approximately $800,000, offset by higher rent expense in 2008 and higher non-cash incentive based compensation charges in 2008.
     Research, Development and Commercial Application Engineering Expenses. Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses, project materials and patent amortization expenses. The following table summarizes our research, development, and commercial application engineering expenses (R&D):

	Three months ended September 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$909,982	$453,211	$456,771	101%
Duraswitch	53,629	98,663	(45,034)	(46%)

Total R&D	$963,611	$551,874	$411,737	75%

	Nine months ended September 30,
				Increase
			Increase	(Decrease)
	2008	2007	(Decrease)%
FinePoint	$2,611,482	$1,024,352	$1,587,130	155%
Duraswitch	198,081	270,244	(72,163)	(27%)

Total R&D	$2,809,563	$1,294,596	$1,514,967	117%

     FinePoint R&D. The increase in expenses for the three and nine months ended September 30, 2008 from the previous year was due to higher headcount and increased spending to develop new products and samples for prospective customers.
     Duraswitch R&D. The decrease in expenses for the three and nine months ended September 30, 2008 from the previous year was primarily the result of lower headcount.
     Other Income — net. Other income, which is mainly interest income, was $4,121 for the three months ended September 30, 2008, compared to $95,416 for the three months ended September 30, 2007. Other income was $48,031 for the nine months ended September 30, 2008, compared to $222,382 for the nine months ended September 30, 2007. The decreases were due to fluctuations in interest rates and lower cash balances than the previous year.
Liquidity and Capital Resources
     We had cash and cash equivalents of $423,877 on September 30, 2008. Cash decreased $5,168,535 from December 31, 2007.
     Net cash used in operating activities was approximately $5.2 million for the nine months ended September 30, 2008. The cash used in operating activities consisted primarily of cash used for ongoing operating activities and expenses, increase in accounts receivable of approximately $131,000, severance payments of approximately $188,000, payment related to the settlement of the Caldwell litigation of approximately $339,000, reduction of other accrued liabilities of approximately $188,000 and payments for outstanding purchase order commitments of approximately $338,000.
     Net cash used in investing activities was $159,937 for the nine months ended September 30, 2008. The net cash used in investing activities was for purchases of tooling and equipment, a restricted investment and patent costs.
     On October 28, 2008, the Company received $1.6 million in cash upon the sale of our assets and rights relating to its Duraswitch segment. Notwithstanding this asset sale, our current cash balances are insufficient for us to continue operating for the next twelve months without a significant infusion of cash through new debt or equity or the sale of certain assets. In addition, our ability to continue as a going concern depends on our ability to obtain additional sources of funding, our success in winning new business and beginning production of our technologies for new product designs. With the assistance of two advisory firms, in U.S. and Asia, we are pursuing several alternatives for additional funding, including the issuance of equity or debt, the possible sale of some of our assets, as well as other financing arrangements to improve our liquidity. However, we cannot assure you that we will be successful in our efforts or that additional funding will be available to us in a timely manner or under acceptable terms.

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
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 5. Other Information.
     On May 12, 2008, the Company received a NASDAQ Staff Deficiency Letter advising that for the prior 30 consecutive business days, the bid price of its common stock has closed below $1.00 per share. As a result, the Company fails to comply with the minimum bid price requirement for continued listing as set forth in Marketplace Rule 4310(c)(4).
     In accordance with Marketplace Rule 4310(c)(8)(D), the Company was given 180 calendar days, or until November 10, 2008, to regain compliance with the minimum bid price requirement. On October 16, 2008, due to depressed prices for companies that remain sustainable for continued listing and extraordinary market conditions, NASDAQ announced that it was suspending enforcement of the bid price and market value of publicly held shares requirements through January 16, 2009. On October 22, 2008, the Company received notification from NASDAQ that since the Company had 24 calendar days remaining in its compliance period as of October 16, it will, upon reinstatement of the rules, still have 24 more days, or until February 12, 2009, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive days. As of the date of this report, the Company has not achieved compliance with the minimum bid price requirement.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 2, 2005)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005)

2.4	Asset Purchase Agreement between InPlay Technologies, Inc. and Memtron Technologies, Co. (incorporated herein by reference to Exhibit 2.4 on Form 8-K, filed October 29, 2008)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed August 5, 2005)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-QSB filed April 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InPlay Technologies, Inc.
(Registrant)
Date: November 13, 2008	By:	/s/ Steven P. Hanson
Steven P. Hanson
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Mark R. Sokolowski
Mark R. Sokolowski
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.2 on Form 8-K filed on August 2, 2005)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (incorporated herein by reference to Exhibit 2.3 on Form 8-K filed on September 8, 2005)

2.4	Asset Purchase Agreement between InPlay Technologies, Inc. and Memtron Technologies, Co. (incorporated herein by reference to Exhibit 2.4 on Form 8-K, filed October 29, 2008)

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10-QSB filed August 5, 2005)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 10-QSB filed April 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002