Form 10-K
period 2008-12-31
InPlay Technologies, Inc.
filed 2009-08-11
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 001-15069

InPlay Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0308867

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 28936 Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Pink Sheets OTC Markets, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (9,747,455 shares) based on the closing price of the registrant’s common stock as reported on the Pink Sheets OTC Market on June 30, 2009 was $292,424.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 30, 2009, the issuer had outstanding 11,622,568 shares of common stock.

Documents Incorporated by Reference

None

INPLAY TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

Statements Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding liquidity, anticipated cash resources and expenses for fiscal year 2009 and thereafter; our ability to protect our intellectual property; statements regarding the agreement to sell our FinePoint assets, and our plan to satisfy outstanding obligations.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no liability to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A, “Risk Factors.”

PART I

Item 1.    Business

Recent Developments and Liquidation of Business

On March 10, 2009, we executed a binding Letter of Intent (LOI) to enter into a merger agreement with U.S. Rental Housing REIT, Inc. (USRHR). Under the terms of the LOI, USRHR had agreed to provide funding to InPlay for audit and consulting fees and working capital. As of May 5, 2009, USRHR had not provided the agreed upon funding. On May 7, 2009, InPlay announced that it had terminated pursuit of the merger.

As a result of a lack of funding, we significantly wound down operations during the first quarter of 2009. We focused our attention on the sale of assets. Our goal is to negotiate outstanding obligations with creditors, satisfy legal and regulatory requirements associated with any sale and wind down of our company, and close operations with the approval of stockholders.

In April 2009, the Nasdaq Stock Market notified us that our shares were subject to delisting due to non-payment of annual listing fees, among other deficiencies. We did not appeal the delisting and trading of our common shares on Nasdaq was suspended on April 27, 2009. Nasdaq subsequently filed a Form 25 with the Securities and Exchange Commission to complete the delisting.

On May 18, 2009, we filed a Form 15 with the SEC, deregistering our common shares and suspending reporting requirements under the Securities Exchange Act of 1934. We anticipate that the deregistration will become effective approximately 90 days after the filing.

On June 26, 2009, we executed an asset purchase agreement (APA) with Wacom Co. Ltd. pursuant to which we have agreed to sell all of our ownership right, title and interest in and to the intellectual property pertaining to the digital computer pen and digitizer segment of our business, including, without limitation, the human interface device technology used in the Magic Point Pen and the Write Sense products, which represents substantially all of our remaining assets.  This transaction is conditioned on, among other things, our stockholders approving the APA.  Upon completion of the transaction, we intend to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve our company and its subsidiaries, including FinePoint Innovations. If we are able to successfully negotiate settlements of our obligations, we believe we will be able to avoid bankruptcy. In connection with the dissolution, if any proceeds remain following the settlement and payment of our outstanding liabilities, we intend to distribute any remaining proceeds to our stockholders and dissolve our company in accordance with the plan of liquidation and dissolution. However, depending on the settlements with creditors, there may be no remaining proceeds to distribute to shareholders.

Wacom may terminate the APA if, among other reasons, the transaction is not consummated by October 5, 2009.  If we are unable to consummate the transaction, we believe we will be forced to file for bankruptcy protection.  See “Risk Factors – If we are unable to successfully obtain necessary stockholder approval or otherwise consummate the transaction with Wacom for the sale of our assets, we will be forced into bankruptcy.”

During July 2009, the Company entered into amendments to our Change of Control Severance Agreements with Mr. Potter and Mark Sokolowski, our Chief Financial Officer.  The Company entered into these agreements to incent Messrs. Potter and Sokolowski to remain employed with the Company to assure the successful wind down of its operations and the payment and settlement of outstanding payables and liabilities.  Under the agreements, as amended, each of Messrs. Potter and Sokolowski will be paid closing bonuses of $215,000 subsequent to the closing of the asset purchase transaction with Wacom.  The closing payments will be paid in three installments, with (a) $161,250 due within three business days following the closing date of the asset purchase transaction, (b) $43,000 due within three business days after the Company’s board of directors approves a plan providing for the settlement of all of the outstanding creditors’ claims and the creditors’ approval of such plan, and (c) $10,750 due within three business days after the Company’s board of directors approves a plan to terminate business affairs and dissolve the Company.  The Company will also provide each of Messrs. Potter and Sokolowski lump sum payment amounts equal to the amount of premium necessary as of the date the last closing bonus installment is paid to continue all medical, dental, vision, life, accidental death and dismemberment, and short-term and long-term disability insurance as is presently provided by the Company, for the period commencing on the date the last closing bonus installment is paid through and until December 31, 2009.  In the event the Company files for bankruptcy protection, all remaining closing bonus payments that have not been paid to Messrs. Potter and Sokolowski as of the date of that filing, as well as the payment for continued group insurance benefits, shall accelerate and become immediately due.

Overview

We have developed, patented and marketed innovative human interface devices (HIDs) for electronic products.  Our focus during 2008 was our FinePoint digital pen and touch input solutions, which we marketed to developers and manufacturers of mobile electronic devices. In October 2008, we sold our Duraswitch® electronic switch segment to Memtron Technologies Co, part of the Interface Technologies platform of Esterline Corporation.

Until May 1, 2009, we maintained executive offices at 13845 N. Northsight Boulevard, Scottsdale, Arizona 85260, and our telephone number was (480) 586-3300. Given reductions in staff and limited ongoing operations, we have not secured new office space.

Through the SEC website, www.sec.gov , available free of charge are our annual reports on Form 10-K and 10-KSB, our quarterly reports on Form 10-Q and 10-QSB, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  These reports are available as soon as reasonably practicable after we electronically file those reports with the SEC.  Our Board of Directors has adopted a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers.  Our corporate governance materials including our Audit Committee Charter, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers.  These documents, and any amendments or waivers thereto, and any other corporate governance materials contemplated by SEC regulations are available in print to anyone requesting a copy in writing from our corporate secretary at our executive offices.

Strategy

We have spent substantial resources developing innovative, cost-effective solutions for the automotive, communications, computing, consumer and industrial markets.  While we were successful in generating substantial interest in our technologies, we have not secured sufficient revenue to cover our expenses. We were also unable to secure additional funding to allow time to develop a larger customer base and support volume manufacturing. In 2009, we substantially wound down operations and focused our attention on the sale of our intellectual property assets. Our goal is to successfully close on the proposed asset sale transaction with Wacom. Assuming stockholder approval of the transaction, we intend to use the remaining cash to negotiate, settle and satisfy, to the best of our ability, obligations with all of our creditors.

History

We were founded in 1997 to commercialize our internally developed Duraswitch electronic switch technology.  In 1999, we completed a public offering and became listed on the American Stock Exchange. In 2000, we became listed on the Nasdaq Stock Market. In May 2009, our shares were delisted from the Nasdaq Stock Market and currently trade on the Pink Sheets OTC market under the symbol NPLA.

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

In October 2008, we sold the Duraswitch assets to Memtron Technologies Co. in an effort to streamline our operations and focus our efforts on marketing FinePoint products for mobile computing and communications.

FinePoint Digital Computing Pen Industry

Computing pens and digitizers are used to transform human input into a digital signal that a computer or portable device can process.  Products that use digitizer input include tablet or convertible PCs, personal digital assistants (PDAs), Smartphones, point-of-sale devices, kiosks, and various computer peripherals. We have developed digital pen technology, offering a significant advancement in performance over current analog products at a competitive cost.  We had been marketing this technology to OEMs as an innovative pen input solution for builders of tablet personal computers, computer peripheral products, point-of-sale terminals, and kiosks.  This technology is intellectual property intending to be sold under the Asset Purchase Agreement discussed above in “Recent Developments and Liquidation of Business”.

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

In 2008, we introduced our WriteSenseTM technology which couples active RF pen input with capacitive touch systems. WriteSense eliminates the need for a separate electromagnetic digitizer by communicating directly with the capacitive touch sensor, resulting in a smaller three-dimensional form factor and a cost effective solution.

FinePoint Markets

We had marketed our products directly to computer OEMs and contract manufacturers, targeting manufacturers of tablet PCs, convertible notebooks, Smartphones, kiosks and point-of-sale systems.  We have worked with contract manufacturers to manufacture our pen and digitizer product.  The assembly is then provided to the ODM or OEM customer for integration into the final product.

Our FinePoint revenue in 2008 was due primarily to one customer. During 2009, due to limited financial resources, we finished all outstanding purchase orders for this customer. Concurrently, we began to seek potential partners or buyers of the technology. We have entered into an agreement with Wacom for the sale of substantially all of our assets, subject to stockholder approval. See “Risk Factors – If we are unable to successfully obtain necessary stockholder approval or otherwise consummate the transaction with Wacom for the sale of our assets, we will be forced into bankruptcy.”

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

Customization and differentiation.  By offering a wide range of choices for size, design, features and functionality, we believe that our technology enables OEMs to design and produce differentiated products.

FinePoint Strategies

Maintain our Intellectual Property.  As we are focused on the sale of our technology assets, we intend to maintain the current intellectual property, and technology know-how under development.

License and/or Sell the Technology. We have actively marketed the competitive advantages of our technology to display manufacturers and providers of complementary components. We have entered into an agreement with Wacom to sell the FinePoint assets.

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

Intellectual Property

We have maintained an intellectual property protection policy designed to deter and stop infringement.  To deter infringement, we have filed United States and foreign patents for relevant material technological advances and warn against potential infringement by posting patent numbers on our products, packaging, and published materials.  Examples of these materials include our website, brochures, advertisements, and some technology samples.  We have not had to become involved in infringement litigation to protect our intellectual property.

To protect our trade secrets and other intellectual property, we required our employees, contract workers, consultants, advisors, and collaborators to enter into confidentiality agreements, that prohibit the disclosure of proprietary information to third parties or the use of our proprietary information for commercial purposes.  Our technical and sales employees also disclosed and assigned to us all methods, improvements, modifications, developments, discoveries, and inventions conceived or developed on the job, using our property, or relating to our business.  As of December 31, 2008, we had approximately $0.5 million of capitalized costs related to patents, net of accumulated amortization.

As of December 31, 2008, we held seven United States patents and one foreign patent for the FinePoint technologies.  We also have patent applications pending in the United States, as well as a number of countries in Asia and Europe.

We have registered the following trademarks with the United States Patent and Trademark Office: “InPlay Technologies®,” and “MagicPoint®.” In 2008, we filed a trademark registration for “WriteSense.”

Research, Development, and Commercial Application Engineering

During 2008, we had 15 people in our research, development, and commercial application engineering department who focused on supporting our licensees, ODMs and OEM customers in the design and implementation of products using our technologies.  In 2009, we significantly wound down operations, eliminating future research and development work.

During 2008 and 2007, we spent $3,503,891 and $1,926,452, respectively, on research, development, and commercial application engineering efforts.

Employees

As of June 30, 2009, we had two employees.  None of our employees are covered by collective bargaining agreements and we consider our employee relations to be good.

Item 1A.  Risk Factors.

If we are unable to successfully obtain necessary stockholder approval or otherwise consummate the transaction with Wacom for the sale of our assets, we will be forced into bankruptcy.

Due to a lack of funds, we have ceased business operations and focused on the sale of our assets.  While we believe that the binding asset purchase agreement with Wacom will close, risks remain until the transaction is consummated. Wacom or InPlay may terminate the agreement due to various factors outlined in the agreement, including our failure to obtain stockholder approval by a majority of our stockholders. If stockholders do not approve the sale of the assets, we cannot complete any such proposed deal and will be forced into bankruptcy.

As part of the asset purchase agreement, Wacom has advanced to us $350,000 for working capital and legal and other costs related to the transaction.  If the transaction is not consummated, we could be required to repay Wacom amounts advanced and a termination fee.

We believe that bankruptcy should be avoided if possible, as filing for bankruptcy will be both an expensive and lengthy process that will reduce the amount of cash available to pay our creditors.  If stockholder approval of the asset purchase agreement is not obtained, or we are unable to negotiate satisfactory settlements with all our creditors, we may have no choice but to file for bankruptcy.

Cash needed to successfully complete the close of the asset purchase transaction and satisfy regulatory obligations may deplete funds available to creditors or stockholders

Assuming stockholder approval is obtained, and the asset sale is completed, we intend to use the remaining cash to negotiate, settle and satisfy to the best of our ability obligations discontinue business operations.  There can be no assurance that we will be successful in closing the asset purchase transaction, or that the remaining cash will be sufficient to cover our outstanding debts and obligations. As such, there may be no remaining proceeds to distribute to stockholders.

We may not be successful in our effort to liquidate assets and dissolve the corporation.

We plan to put in place a proposed plan of liquidation and dissolution. We believe that such a plan will enable us to most effectively satisfy outstanding obligations and close the company. If we do not obtain stockholder approval for the plan, or other complications arise, we may not be successful in this effort.

As a result of our history of operating losses, loss of major customers and other factors, our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced significant operating losses since our inception.  We have committed substantial resources to the establishment and support of new FinePoint customer relationships.  We have minimal financial resources, and our cash flow from operating activities continues to be insufficient to meet our operating needs and other payment obligations.  As a result of these factors, among others, our independent public accountants have raised substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.  As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

Our failure to detect unknown defects in products that we have sold could result in future financial or other damages. We do not have sufficient funds to cover any product liability claims.

Notwithstanding the testing that we have performed on our products, defects could be found in our existing or new products.  These defects could result in product liability or warranty claims.  In addition, any defects found in our products could result in indemnification claims, litigation, increased insurance costs, and increased service costs, any of which could discourage Wacom from consummating the asset purchase transaction.  Additionally, defects in our products could result in financial or other damages to our customers.  Our customers could also seek and obtain damages from us.  We do not have sufficient funds to cover warranty or other expenses that could arise in the future as a result of defects found in our products.

If we are unable to protect our intellectual property, or if we are found to have infringed third party intellectual property rights, our financial condition and future prospects could be materially harmed.

We have entered into an agreement to sell substantially all of our assets. The price for these assets is largely linked to the value of our intellectual property. Any material change in the perceived value of these assets could impact our ability to successfully consummate the sale of the assets.

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

While we are currently not aware of any claims against us for the infringement of intellectual property rights, any such claim could cause a material adverse valuation of our intellectual property assets.  We do not have sufficient funds to defend against any such claims, nor to pay any damages.

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

We face risks related to rapidly changing technology.

We are subject to the challenges of rapidly changing technology and evolving industry standards characteristic of the market for electronic components.  These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards and identifying, developing, and successfully introducing new technologies.  If our competitors develop and introduce products that are more advanced than ours, the value of our technology portfolio could be reduced, and our ability to consummate the asset purchase transaction with Wacom would be compromised.

Our stock price has been volatile.

The price of our common stock fluctuates significantly.  During 2009, our stock was delisted from the Nasdaq Stock Market and currently trades on the Pink Sheets OTC Market. The trading price of our common stock could be subject to wide fluctuations in response a variety of factors.

Item 2.    Properties

During 2008, our principal facilities were located in Scottsdale, Arizona, where we leased 9,385 square feet of office space in a building located at 13845 North Northsight Boulevard.  Our lease terminates in September 2012. In May 2009, we were required to vacate the facility due to nonpayment of our lease. We have negotiated a settlement with the landlord to be paid upon close of the transaction with Wacom. The Company is presently conducting its remaining business and liquidation process without office facilities.

Item 3.    Legal Proceedings

Our company is involved in various claims and legal actions arising from the ordinary course of business.  There are currently no such pending proceedings to which we are a party that we believe will have a material adverse effect on our financial position, results of operations, or liquidity.

In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay.  He alleged that InPlay terminated his employment in violation of his employment agreement, and that InPlay breached the terms of a 2005 Merger Agreement between InPlay, FinePoint, and him, for which he sought compensatory and other damages.  In March 2008, we entered into a Settlement and Release of Claims Agreement whereby we paid a cash settlement of $330,000 to resolve all of Mr. Caldwell's claims and dismiss his case in its entirety.

Item 4.    Submission of Matters to a Vote of Security Holders

On December 19, 2008, we held our Annual Meeting of Stockholders. At the meeting the following actions were taken:

Dino D. Farfante was elected to serve as a Class 1 Director for a three-year term expiring in 2011.

Votes For	Votes Withheld
7,332,036	549,623

P. Robert Moya was elected to serve as a Class 1 Director for a three-year term expiring in 2011.

Votes For	Votes Withheld
7,332,116	549,543

The amendments to the 2005 Stock Award Plan, including an increase the number of shares of our common stock reserved for issuance under the plan from 1,000,000 shares to 2,000,000 shares plus (i) the number of shares with respect to which awards previously granted under our 1997, 1999, and 2000 stock option plans that terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) any shares available for grant in the share reserve for the 1997, 1999, and 2000 stock option plans as of the date this proposal is approved by the stockholders; (iii) with respect to awards granted under the plans, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of exercise price of any award or any tax withholding requirements in connection with any award granted under the existing plans.

Votes For	Votes Against	Abstentions	Broker Non Votes
2,693,048	763,966	25,944	4,398,701

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Pink Sheets OTC Market under the symbol “NPLA.PK”.  From June 2005 to April 2009, our common stock was listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol “NPLA.”  Prior to that time, our common stock was listed on the NASDAQ SmallCap Market or the NASDAQ National Market under the symbol “DSWT.”  The following table sets forth high and low sales prices of the common stock for each calendar quarter indicated as reported on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2007
First Quarter	$2.20	$1.07
Second Quarter	2.43	0.80
Third Quarter	3.50	0.86
Fourth Quarter	2.45	1.10

Year Ended December 31, 2008
First Quarter	$1.70	$0.90
Second Quarter	0.94	0.25
Third Quarter	0.53	0.13
Fourth Quarter	0.23	0.06

As of June 30, 2009, the closing price of our common stock on the Pink Sheets OTC Market was $0.03, and there were approximately 130 holders of record of our common stock.  We believe that our common stock is held by approximately 2,000 beneficial holders.

Dividend Policy

We have never declared any cash dividends on our common stock, and we do not intend to declare any dividends on our common stock prior to discontinuing our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding warrants as well as outstanding stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan, and our 2005 Stock Award Plan as of December 31, 2008.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans
Approved by Stockholders	1,551,030		$2.02	1,360,657

Equity Compensation Plans
Not Approved by Stockholders	509,091	(1)	$3.64	-
Total	2,060,121		$2.42	1,360,657

(1) Issuance of warrants in connection with the December 2005 private placement of 1,272,728 shares.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have developed and marketed innovative human interface devices (HID) for electronic products.  During 2008, our focus was on marketing the FinePoint digital computing pen and dual-mode pen and touch technologies. Until October 2008, we also developed and licensed technologies using a magnetic-based design for electronic switches under the Duraswitch brand name. In October 2008, we sold this segment to Memtron Technologies Co.

During September 2005, we acquired FinePoint Innovations, a developer of digital computing pen technology.  We are marketing the MagicPoint digitizer and pen products developed by FinePoint to manufacturers of convertible notebooks and tablet PCs.  We believe our digital pen technology offers significant advantages over the current analog products.  We have made substantial investment to further this technology, including solutions for combined pen and touch, and our WriteSense technology which eliminates the need for a digitizer.

On March 10, 2009, we executed a binding Letter of Intent (LOI) to enter into a merger agreement with U.S. Rental Housing REIT, Inc. (USRHR). Under the terms of the LOI, USRHR had agreed to provide funding to InPlay for audit and consulting fees and working capital. As of May 5, 2009, USRHR had not provided the agreed upon funding. On May 7, 2009, InPlay announced that it had terminated pursuit of the merger.

As a result of a lack of funding, we significantly wound down operations during the first quarter of 2009. We focused our attention on the sale of assets. Our goal is to negotiate outstanding obligations with creditors, satisfy legal and regulatory requirements associated with any sale and wind down of our company, and close operations with the approval of stockholders.

In April 2009, the Nasdaq Stock Market notified us that our shares were subject to delisting due to non-payment of annual listing fees, among other deficiencies. We did not appeal the delisting and trading of our common shares on Nasdaq was suspended on April 27, 2009. Nasdaq subsequently filed a Form 25 with the Securities and Exchange Commission to complete the delisting.

On May 18, 2009, we filed a Form 15 with the SEC, deregistering our common shares and suspending reporting requirements under the Securities Exchange Act of 1934. We anticipate that the deregistration will become effective approximately 90 days after the filing.

On June 26, 2009, we executed an asset purchase agreement (APA) with Wacom Co. Ltd. pursuant to which we have agreed to sell all of our ownership right, title and interest in and to the intellectual property pertaining to the digital computer pen and digitizer segment of our business, including, without limitation, the human interface device technology used in the Magic Point Pen and the Write Sense products, which represents substantially all of our remaining assets for a price of $2.0 million, $100,000 of which had been paid prior to signing the APA upon execution of a letter of intent.  This transaction is conditioned on, among other things, our stockholders approving the APA. Upon completion of the transaction, we intend to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve our company and its subsidiaries, including FinePoint Innovations. If we are able to successfully negotiate settlements of our obligations, we believe we will be able to avoid bankruptcy. In connection with the dissolution, if any proceeds remain following the settlement and payment of our outstanding liabilities, we intend to distribute any remaining proceeds to our stockholders and dissolve our company in accordance with the plan of liquidation and dissolution.

Wacom may terminate the APA if, among other reasons, the transaction is not consummated by October 5, 2009.  If we are unable to consummate the transaction, we believe we will be forced to file for bankruptcy protection.  See “Risk Factors – If we are unable to successfully obtain necessary stockholder approval or otherwise consummate the transaction with Wacom for the sale of our assets, we will be forced into bankruptcy.”

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

Basis of Presentation:  The Company has presented the accompanying financial statements on the basis that contemplates the realization of assets and settlement of obligations in the  normal  course of conducting the business.  In May 2009, we decided that we would liquidate the Company’s assets and attempt to settle our obligations.  The 2008 and 2009 financial statements are presented on a basis assuming the Company would continue as a going concern.  We alternatively considered whether presentation on a liquidation basis of accounting would be appropriate.  We determined that historical cost basis of the assets and liabilities was appropriate at December 31, 2008 because we continued to operate the business through our decision to liquidate in May 2009.

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

Our Duraswitch segment, which was sold to Memtron Technologies in October 2008, entered into licensing agreements with our customers.  Our licensing agreements required the licensee to purchase licensed components from us.  The purchase price of the licensed components included the royalty fee.  When the components were shipped, we recognized revenue and cost of goods sold.  In cases where no licensed components were supplied, we were paid a royalty per switch manufactured by the licensee and we recognized revenue in the period the switch was manufactured.  During 2007, we recognized $7.6 million of revenue related to a final settlement through the bankruptcy court on the minimum license requirement on the Delphi licensing agreement.

Some of our licensees had prepaid royalties to us pursuant to their license agreements.  These prepayments were recorded as deferred licensing revenue.  This deferred revenue was recognized as revenue when earned under the licensing agreement.  If a licensee purchased a licensed component from us, the royalty was earned when the licensed component was shipped.  If the licensee directly manufactured our switches without purchasing licensed components from us, we considered the royalty earned when the switch is manufactured.

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

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any.  We use present value and market value techniques to measure reporting unit fair value.  If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.  If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.  In accordance with SFAS No. 142, we performed our annual impairment test in December 2008 and determined that the goodwill and related patents were impaired.  In December 2008, the company recorded an impairment charge, included in other expenses, to fully amortize goodwill in the amount of $877,366.

Income Taxes. Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes.  The valuation allowance reduces deferred tax assets to an amount that represents our best estimate, as of December 31, 2008, of the amount of such deferred tax assets that, more likely than not, will be realized.  As a result of this estimate, as of December 31, 2008 we have reduced the entire deferred tax asset by the valuation allowance.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue.  The following table summarizes our net revenue:
	Year ended December 31,		(Decrease)
	2008	2007	Amount	Percent
FinePoint	$483,975	$2,714,579	$(2,230,604)	(82)%

Net FinePoint Revenue.  For the year ended December 31, 2008 and 2007, revenue related to Gateway was $248,246 and $2,585,168 representing and 51% and 95% of net FinePoint revenue. This customer discontinued use of our products at the end of 2007.  In 2008, revenue related to Panasonic (Matsushita Electric Industrial Co. LTD) was $179,727 representing 37% of net FinePoint revenue.

Cost of Goods Sold.  The following table summarizes our cost of goods sold (COGS):

	Year ended December 31,		(Decrease)
	2008	2007	Amount	Percent
FinePoint	$515,456	$2,260,073	$(1,744,617)	(77)%

The decrease in total COGS was primarily the result of decreased sales of our FinePoint digital pens and digitizers.

FinePoint COGS.  FinePoint COGS relates to the production of the FinePoint digital computing pens and digitizers.  The decrease in total COGS was primarily the result of decreased sales of our FinePoint digital pens and digitizers.  The COGS as a percentage of FinePoint revenue will fluctuate depending on the average selling price to OEMs.  FinePoint COGS and related gross margin was adversely affected in 2008 by increased expenses related to raw materials and manufacturing costs for our FinePoint digital pens and digitizers to Panasonic.

Selling, General and Administrative Expenses.  The following table summarizes our selling, general and administrative expenses (SG&A):

	Year ended December 31,		Decrease
	2008	2007	Amount	Percent
FinePoint	$704,565	$1,124,348	$(419,783)	(37)%
Corporate	2,213,643	3,073,946	(860,303)	(28)%
Total SG&A	$2,918,208	$4,198,294	$(1,280,086)	(30)%

FinePoint SG&A.  FinePoint SG&A primarily consists of salaries of sales and administrative personnel and occupancy costs.  The decrease was primarily due to a decrease in salaries and wages, and 2007 included unusually high legal costs relating to severance negotiation and the termination of a lease in 2007 for a building used solely by FinePoint.

Corporate SG&A.  Corporate SG&A primarily consists of salaries, accounting, legal and other professional expenses and occupancy costs.  The decrease from the previous year is primarily due to higher compensation expense in 2007 relating to employment agreement severance expenses of approximately $800,000.

Research, Development and Commercial Application Engineering Expenses.  The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Year ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
FinePoint	$3,503,891	$1,926,452	$1,577,439	82%

FinePoint R&D.  FinePoint R&D consists primarily of salaries of engineering personnel and engineering supplies.  The increase is primarily due to increased spending in its efforts to develop new products and samples for the new customers the company had targeted.

Interest and Other Income(Expense) – Net.  The following table summarizes Interest and other income:

	Year ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Interest Income	$49,462	$301,138	$(251,676)	(84)%
Loss on disposal of equipment	$(159,614)	(16,037)	$(143,577)	895%
Loss on sale of Duraswitch segment	$(43,708)	$-	$(43,708)	-
Impairment charge for Goodwill	$(877,366)	$-	$(877,366)	-
Total R&D	$(1,031,226)	$285,101	$(1,316,327)	(462)%

Interest income.  The decrease was due to lower interest income as a result of lower cash balances in 2008.

Loss on disposal of equipment.  The increase in loss was primarily due to the disposal of obsolete tooling that was no longer needed for new designs.

Loss on disposal of Duraswitch segment.  The loss in 2008 represents the book loss on the sale of assets related to the Duraswitch segment.

Impairment charge for Goodwill.  In December 2008, it was determined that the FinePoint goodwill was impaired and an impairment charge was recorded to adjust goodwill to a fair market value of  zero.

Liquidity and Capital Resources

Prior to entering into the asset purchase agreement with Wacom, we did not have sufficient working capital to meet our obligations to comply with the conditions required to consummate the transaction.  Therefore, of the $2,000,000 purchase price for the asset purchase transaction, $100,000 was previously paid by Wacom to us in connection with a letter of intent signed by us and Wacom on April 2, 2009 to help us meet these obligations.  We also entered into a loan and security agreement with Wacom on June 26, 2009 pursuant to which Wacom is lending the remaining $1,900,000 to us, of which amount (a) $350,000 has been disbursed to us upon execution of the asset purchase agreement and (b) $1,550,000 has been deposited in a depository account, with such amount to be distributed to us and certain of our creditors upon consummation of the asset purchase transaction.  We believe that the funds provided by Wacom will be sufficient to meet our capital needs through such date that the asset purchase transaction is consummated.

In October 2008, we sold all the assets and rights related to our Duraswitch segment to Memtron Technologies Co. As part of the agreement, we have the potential to receive a supplemental payout up to $800,000 if certain revenue targets are met from the sale date through December 31, 2009. If any amounts are due under this supplemental payout, the cash payout will be made in March of 2010. It is uncertain if any payout will be earned or received. Any cash received would be used to increase funds paid to creditors and distribution, if any, to stockholders.

As of December 31, 2008, we had cash and cash equivalents of approximately $372,621.

Net cash used in operating activities during the year ended December 31, 2008 was $6,378,426.  The cash used in  operating activities was used primarily to fund the operating expenses of our FinePoint segment.

Net cash provided in investing activities during the year ended December 31, 2008 was $1,161,135.  The cash provided in investing activities was primarily related to the net proceeds from the sale of our Duraswitch segment of $1,335,938 offset by purchases of equipment of $134,769 and patents for $20,034

Net cash used in financing activities during the year ended December 31, 2008 was $2,500 for stock issuance fees to NASDAQ.

At December 31, 2008, we had net operating loss carry forwards for federal income tax purposes of $24.5 million which expire in 2019 through 2028 and net operating loss carry forwards for state income tax purposes of $7.4 million which expire 2009 through 2013.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have experienced recurring operating losses since our inception and our accumulated net deficit is in excess of $32.5 million.  In 2008, we sold the Duraswitch segment and, with the exception of a possible earn-out payment in 2010, do not expect any future revenue from this technology. Our FinePoint revenue was primarily low volume production, and we intend to sell all of our interest in the FinePoint assets to Wacom.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.  In 2008, we made significant investments in our technologies, and development of products for potential customers.  However, the timing and amount of revenue generated from these efforts is uncertain.  We believe that available cash resources, together with anticipated revenues from operations will not be sufficient to satisfy our business plan and capital requirements through December 31, 2009.  Due to a lack of funds, we ceased operations in  2009, and have focused efforts on the sale of our assets and dissolution of the corporation.

Other than disclosed herein, we have no special purpose entities or off balance sheet financing arrangements, commitments, or guarantees other than certain long-term operating lease arrangements for our facilities and short-term purchase order commitments to our suppliers.

New Accounting Pronouncements.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations but do not believe it will have any impact on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141 (R)”), to replace FAS 141, “Business Combinations”.  FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While we do not expect that the adoption of FAS 141 (R) to have a material impact to our consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued Statement of FAS No. 160, “Non controlling Interests in Consolidated Financial Statements”— an amendment of ARB No. 51, (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  We are currently evaluating the impact of FAS 160 on our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
InPlay Technologies, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of InPlay Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity/deficit, and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InPlay Technologies, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s has not secured sufficient  revenue from new customers, and in 2009, began to wind down operations and liquidate assets.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the accompanying financial statements, the Company decided to cease operations, liquidate the Company’s remaining assets and attempt to settle its obligations.

/s/ Moss Adams LLP
Scottsdale, Arizona

August 10, 2009

INPLAY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008

2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372,621
Restricted short-term investment	20,000
Accounts receivable	73,783
Inventory (Note 5)	13,838
Prepaid expenses and other current assets	89,611
Total current assets	569,853
PROPERTY AND EQUIPMENT - Net (Note 6)	275,027
PATENTS - Net (Note 7)	411,207
OTHER ASSETS	17,731
TOTAL	$1,273,818

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$911,368
Accrued salaries and benefits	311,879
Liabilities of discontinued operations	68,049
Other accrued expenses and other current liabilities	599,797
Total current liabilities	1,891,093
Total liabilities	1,891,093
COMMITMENTS AND CONTINGENCIES (Notes 5 and 15)
STOCKHOLDERS' DEFICIT (Notes 9 and 10)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 40,000,000 shares authorized 11,622,568 shares issued and outstanding	11,623
Additional paid-in capital	31,942,010
Accumulated deficit	(32,570,908)
Total stockholders' deficit	(617,275)
TOTAL	$1,273,818

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET REVENUE	$483,975	$2,714,579
COST OF GOODS SOLD	515,456	2,260,073
Gross profit	(31,481)	454,506

OPERATING EXPENSES:
Selling, general and administrative	2,918,208	4,198,294
Research, development and commercial
application engineering	3,503,891	1,926,452
Total operating expenses	6,422,099	6,124,746

INCOME (LOSS) FROM OPERATIONS	(6,453,580)	(5,670,240)

OTHER INCOME (EXPENSE):
Interest and other income - net	(1,031,226)	285,101

Loss from continuing operations	(7,484,806)	(5,385,139)

DISCONTINUED OPERATIONS:
Income from discontinued Duraswitch segment	212,038	6,926,682

NET INCOME (LOSS)	$(7,272,768)	$1,541,543

NET INCOME (LOSS) PER COMMON SHARE:
From continuing operations	$(0.64)	$(0.47)
Discontinued operations	0.01	0.60
TOTAL BASIC AND DILUTED LOSS/INCOME PER SHARE	$(0.63)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	11,613,022	11,530,233

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, DECEMBER 31, 2006	11,502,315	$11,502	$31,424,436	$(26,839,683)	$4,596,255
Issuance of stock options	-	-	173,165	-	173,165
Issuance of restricted stock	2,823	3	4,997	-	5,000
Employee stock options exercised	90,000	90	103,860	-	103,950
Net loss	-	-	-	1,541,543	1,541,543
BALANCE, DECEMBER 31, 2007	11,595,138	11,595	31,706,458	(25,298,140)	6,419,913
Issuance of stock options	-	-	219,330	-	219,330
Issuance of restricted stock	27,430	28	18,722	-	18,750
Employee stock options exercised	-	-	(2,500)	-	(2,500)
Net income	-	-	-	(7,272,768)	(7,272,768)
BALANCE, DECEMBER 31, 2008	11,622,568	$11,623	$31,942,010	$(32,570,908)	$(617,275)

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,272,768)	$1,541,543
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of Goodwill	877,366	-
Depreciation and amortization	264,906	335,497
Stock compensation	238,080	178,165
(Gain) Loss on disposal of equipment	203,322	103,194

Changes in operating assets and liabilities; net of assets
acquired and liabilities assumed:
Accounts receivable	(4,292)	150,759
Inventory	(9,653)	1,051,066
Prepaid expenses and other current assets	39,321	56,442
Accounts payable	162,783	(55,814)
Accrued salaries and benefits	(466,108)	279,895
Other accrued expenses and other current liabilities	(237,460)	362,134
Other non-current liabilities	(173,228)	172,377
Deferred licensing revenue	(695)	(9,831)
Net cash provided by (used in) operating activities	(6,378,426)	4,165,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/Sale of restricted short-term investment	(20,000)	-
Increase in patents	(20,034)	(41,473)
Net proceeds from sale of Duraswitch segment	1,335,938	7,923
Purchases of property and equipment	(134,769)	(234,727)
Net cash provided by (used in) investing activities	1,161,135	(268,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance fee to NASDAQ	(2,500)	-
Net proceeds from exercise of employee stock options	-	103,950
Principal payments on capital leases and notes payable	-	-
Net cash provided by (used in) financing activities	(2,500)	103,950
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,219,791)	4,001,100
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,592,412	1,591,312
CASH AND CASH EQUIVALENTS, END OF YEAR	$372,621	$5,592,412

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Cash paid for interest	$-	$-

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	NATURE OF BUSINESS

InPlay Technologies, Inc. (the “Company”) has developed and marketed innovative human interface devices (HID) for electronic products.  The Company’s current technologies include the FinePoint digital computing pen and dual-mode pen and touch technologies. The Company markets the FinePoint digitizer and pen products to manufacturers of convertible notebooks and tablet PCs.

Previously, the Company had developed, patented, and licensed innovative technologies utilizing a magnetic-based design for electronic switches under the Duraswitch brand name.  This technology segment was sold in October 2008.

2.	GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced significant operating losses since its inception and its accumulated net deficit is in excess of $32.5 million.  During 2007, the Company completed production for its primary customer, Gateway. During 2008, the Company’s revenue was primarily related to non-recurring engineering fees and low volume production for Panasonic. Due to a lack of funding, the Company subsequently completed production and does not anticipate revenue from either customer. During the first quarter of 2009, the Company ceased ongoing operations and began the process of liquidation..  These factors, among others, indicate that the Company will not continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

In May of 2009, the Company’s management and Board of directors elected to wind down operations and liquidate the net assets of the Company.  The Company has focused its attention on the sale of its assets, negotiation of outstanding obligations with creditors, satisfaction of legal and regulatory requirements associated with any sale and wind down of the Company, and ultimately dissolving the corporation with the approval of stockholders.  As described in Note 17, the Company has executed an asset purchase agreement pursuant to which it has agreed to sell the intellectual property pertaining to the digital computer pen and digitizer segment of its business,  which represents substantially all of the Company’s remaining assets, for a price of $2.0 million.  Upon completion of the transaction, the Company intends to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve the Company and its subsidiaries. At the date of the financial statements, the Company’s best estimate of the liquidation value of its remaining assets and liabilities is the recorded value of these assets and liabilities consequently, the Company has not adjusted the historical values of the assets and liabilities.

 Because the determination to liquidate was not made until well into 2009, the fact that Company maintained its operations in the first fiscal quarter of 2009, and, during that time period the Company continued to seek capital and negotiate with potential new customers, the accompanying financial statements do not include adjustments that would reflect such on a liquidation basis of accounting.

The Company has settled substantially all accounts receivable at December 31, 2008 at the carrying value of such.  The Company believes salvage value for its property and equipment will be nominal.  As discussed on Note 17, the Company has an agreement to sell the patented technology for $2,000,000.  The Company has not yet begun to negotiate the settlement of its obligations and therefore cannot estimate the amount of such settlements.

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

Patents.  Patents are reported at cost, net of accumulated amortization, and are amortized using the straight-line method over the estimated life of eight years.

Goodwill.  The Company tests goodwill for impairment on an annual basis at December 31, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The Company first compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any.  The Company uses a present value technique to measure reporting unit fair value.  If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.  In accordance with SFAS No. 142, the Company performed its annual impairment test and determined that the goodwill and related patents were impaired.  In December 2008, the Company recorded an impairment charge, included in other expenses, to fully write-off the carrying value of goodwill in the amount of $877,366.  The Company considered the factors discussed in Note 2 in performing the impairment analysis.

Revenue Recognition.  The Company’s FinePoint segment manufactures digital computing pens and digitizers for the convertible notebook and tablet PC market.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable.  Generally, all of these conditions are met at the time the Company delivers products to customers.

The Company’s Duraswitch segment was discontinued and sold in October 2008.

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

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  There was no allowance for doubtful accounts at December 31, 2008.

Stock-Based Compensation.  At December 31, 2008, the Company had four stock-based employee compensation plans.  The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company.  As of December 31, 2008, the Company had granted nonqualified stock options and restricted common stock.  Options are granted at the closing market price of our common stock on the date the grant is approved and have ten-year terms.  The stock options for directors typically vest within 30 days of grant.  The employee options issued in 2008 are vesting over a 28 to 30 month period.  In May 2006, the Compensation Committee increased compensation for the Chairman of the Board, effective as of the second fiscal quarter of 2006, to include grants of $2,500 worth of non-registered restricted stock for each quarter of service, with each award vesting one year from the date of grant.  The granting of restricted stock to the Chairman was suspended when the Chairman was appointed CEO in July 2007.  Beginning in 2008, 50% of all fees paid to Directors were in the form of restricted stock.  In August of 2008, the Board elected to defer compensation until such time as the Company had secured additional funding. At December 31, 2008, 1,360,657 shares of the Company’s registered common stock were available for grant under the plans.

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

Compensation cost recognized as part of the Company’s selling, general and administrative expenses in the year ended December 31, 2008 and 2007 was $238,080 and $178,165, respectively, net of $0 tax benefit and is the same as would have been recognized had the provisions of SFAS 123R been applied from its original effective date.  As of December 31, 2008, $170,472 of compensation cost related to unvested stock options is expected to be recognized in the years 2009 through 2011 at the rate of $122,338, $46,248 and $1,885 during 2009, 2010 and 2011, respectively.  The estimated value of the options granted during 2008 was calculated using the Black-Scholes option pricing model with the following assumptions: an expected risk-free interest rate of 1.51% to 2.51%, 3.13% to 4.69% for options granted in 2008 and 2007, respectively; an expected life of three years; an expected volatility rate of 78% to 98% and 83% to 91% for options granted in 2008 and 2007, respectively; and an expected dividend rate of zero percent.

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

In 2008, all stock options and warrants were anti-dilutive and totaled 2,060,121.  Accordingly, these securities have been excluded from the diluted loss per share calculation.

In 2007, 1,643,784 shares were excluded from the computation of diluted earnings per share, as the exercise price of those options and warrants was greater than the average share price for the period.

	2008	2007
Weighted average shares outstanding – Basic	11,613,022	11,530,233
Effect of dilutive stock options	-	-
Weighted average shares outstanding – Fully diluted	11,613,022	11,530,233

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

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets.  If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company’s long-lived assets were tested for impairment at December 31, 2008 and no impairment was found.  As discussed in Note 17, the Company’s management and Board of directors elected to wind down operations and liquidate that net assets of the Company.  The Company believes that the pending agreement to sell the intellectual property provides evidence that such carrying value is not impaired at December 31, 2008.  The Company was fully utilizing its property and equipment at December 31, 2008 and through the first quarter of fiscal 2009.  As such, the Company does not believe an impairment charge is appropriate at December 31, 2008.  However, upon liquidation, the realizable value of those assets will likely be significantly less than the December 31, 2008 carrying value.

New Accounting Pronouncements.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations but does not believe it will have any impact on its financial condition and results of operations.

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

In December 2007, the FASB issued Statement of FAS No. 160, “Non controlling Interests in Consolidated Financial Statements”—an amendment of ARB No. 51, (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

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

The Company maintained its cash and cash equivalents in one financial institution at December 31, 2008.  Deposits with this bank may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Sales to Gateway represented 51% and 95% of net revenue in 2008 and 2007, respectively.   Net revenue from Gateway was $248,246 and $2,585,168 in 2008 and 2007, respectively.  Panasonic represented 37% and 0% of net revenue in 2008 and 2007, respectively.  As discussed in Note 2, the Company does not anticipate future material revenue from Gateway related business.

At December 31, 2008, one customer represented 99% of accounts receivable.

5.	INVENTORY

The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers and licensed components, and finished goods which are primarily pens and digitizers.  Inventory consists of the following at December 31:

2008
Raw materials	$13,838
Finished goods	-
Subtotal	$13,838

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

2008
Computer equipment and software	$533,561
Tooling	65,783
Other machinery and equipment	64,466
Leasehold improvements	19,400
Office furniture and fixtures	149,170
Total	832,380
Accumulated depreciation	(557,353)
Property and equipment - net	$275,027

Depreciation expense for property and equipment was $132,168 and, $196,529 for the years ended December 31, 2008 and 2007, respectively.

The Company was fully utilizing these assets at December 31, 2008.  However, due to the decision to liquidate the Company discussed in Note 2, the Company believes liquidation value of these assets will be nominal.

7.	PATENTS

The gross carrying amount and accumulated amortization of patents are as follows:

2008
Patents	$694,222
Accumulated amortization	(283,015)
Patents - net	$411,207

Amortization expense for patents was $132,738 and $138,968, for the years ended December 31, 2008 and 2007, respectively.  The estimated amortization expense for existing patents is approximately $87,000 for each of the next four years and $63,000 in year five.  See Note 16 for discussion relative to the disposition of the underlying technology related to these patents.  These patents support the technology being sold.

8.	STOCKHOLDERS’ EQUITY

Common Stock.  During 2008, 27,430 shares of common stock were issued through the Company’s stock plans as exercised options and restricted stock grants.

Preferred Stock.  As of December 31, 2008, no preferred stock is outstanding.  The Company’s Board of Directors is authorized, subject to any limitations prescribed by Nevada law, but without further action by the stockholders, to provide for the issuance of serial preferred stock in one or more series; to establish from time to time the number of shares to be included in these series; to fix the designations, powers, preferences, and rights of the shares of each such series and any qualifications, limitations, or restrictions thereof; and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding, without any further vote or action by the stockholders.  The Board of Directors may authorize and issue serial preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

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

A summary of changes in outstanding warrants is as follows:

	Warrants	Price Range
Balance, December 31, 2007	509,091	$3.44 - $4.22
Issued	-
Exercised	-
Expired	-
Balance, December 31, 2008	509,091	$3.44 - $4.22

9.	STOCK OPTION PLANS

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

The Company’s 2005 Stock Award Plan (the “2005 Option Plan”) was adopted by the Company’s Board of Directors and was ratified by the stockholders on May 20, 2005.  On May 31, 2007, stockholders approved The First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan.  On December 19, 2008, stockholders approved The Second Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan. The number of shares of common stock authorized subject to options under the 2005 Option Plan is 2,000,000 shares.

The total number of shares available for grant under all four plans is 1,360,657 at December 31, 2008.

Options granted under all plans expire up to ten years from the date of grant.  Options that expire or terminate prior to exercise are added to the shares available for future grants.

A summary of changes in stock options is as follows:

	Option Shares	Weighted Average Exercise Price
Balance, December 31, 2006	1,468,473	$6.62
Granted	430,000	$1.52
Exercised	(90,000)	$1.18
Expired or terminated	(32,600)	$2.73
Balance, December 31, 2007	1,775,873	$5.73
Granted	620,000	$0.50
Exercised	-	-
Expired or terminated	(844,843)	$8.71
Balance, December 31, 2008	1,551,030	$2.02

	2008	2007

Exercisable at the end of the year	944,695	1,350,873
Weighted average fair value of options
granted during the year	$0.29	$0.90

A summary of options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.18 - $ 0.97	580,000	9.3	$0.47	153,333	$0.60
$ 1.06 - $ 1.96	483,500	7.6	$1.56	303,832	$1.56
$ 2.05 - $ 3.38	319,000	5.9	$2.65	319,000	$2.65
$ 6.00 - $ 10.85	168,530	2.1	$7.50	168,530	$7.50
$ 0.18 - $ 10.85	1,551,030	7.3	$2.02	944,695	$2.83

Years Ended December 31,	2008	2007

Options exercisable at end of period	944,695	1,350,873

Options available for future grant	1,360,657	163,244

Intrinsic value of options exercised	$-	$94,740

Aggregate intrinsic value of options outstanding	$-	$26,790

Aggregate intrinsic value of options exercisable	$-	$24,580

The aggregate intrinsic values in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price as of December 31, which was $0.1698 and $1.32 for the years 2008 and 2007, respectively.  These values would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

10.	INCOME TAXES

Net deferred tax assets consist of the following at December 31:

2008
Deferred tax assets:
Operating loss carryforwards	$8,563,321
Capitalized research and development	3,064,195
Inventory reserve	21,367
Accruals	237,259
Other	156,481
Total	12,042,623
Less valuation allowance	(11,819,248)
Total	223,375
Deferred tax liabilities:
Patents	(158,408)
Other	(64,967)
Total	$-

During the year ended December 31, 2008 the Company increased the valuation allowance by $2,373,577.  In 2007, the Company decreased the valuation allowance by $1,990,403.  The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock based compensation arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1,004,793.  The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.  Realization of the deferred tax assets is dependent upon generating sufficient future taxable income in the period that temporary differences and carry forwards are expected to be available to reduce taxable income.

In 2007, the Company eliminated its deferred tax asset related to R&D credit carry forwards.  The majority of these R&D credit carry forwards arose prior to current management joining the Company.  At present, management cannot be assured, without undertaking substantial efforts, that the facts and circumstances surrounding the build-up of these credit carry forwards result in a more-likely-than-not tax position.  The Company would not utilize these R&D credits to reduce future taxes payable unless and until it was able to determine the amount of such credits that satisfy the more-likely-than-not threshold.  As a result, the Company has eliminated both the deferred tax asset and an equal amount of valuation allowance.

The Company has net operating loss carry forwards for federal income tax purposes of $24.5 million which expire in 2019 through 2028 and net operating loss carry forwards for state income tax purposes of $7.4 million which expire 2009 through 2013.

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

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense.  For the year ended December 31, 2007 and 2008, the Company did not accrue any interest or penalties into income tax expense.

The tax years 1996 through 2008 remain open to examination for federal income tax purposes and from 2002 to 2008 for state taxing jurisdictions to which the Company is subject.

 The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for 2008 and 2007 due to the following:

	2008	2007
Benefit calculated at statutory rate	$(2,472,741)	$524,125
Increase (decrease) in income resulting from:
Research and development and other tax credits	-	1,398,235
State income taxes, net	(334,547)	70,911
Permanent differences	342,873	(25,903)
Expiration of state net operating loss carryforwards	92,766	-
Other, net	(1,928)	(2,894)
Valuation allowance	2,373,577	(1,990,403)
Adjustment for change in state income tax rate	-	25,929
Total	$-	$-

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  The Company has no unrecognized income tax benefits at December 31, 2008.

11.	SEGMENTS

The Company has one reportable segment at December 31, 2008.  All operations for the Duraswitch segment have been reclassified as discontinued operations.

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

	2008 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net revenue	$120,189	$291,659	$63,176	$8,951
Gross profit	(354,671)	264,859	58,998	(667)
Income (loss) from discontinued
Duraswitch Segment	(23,028)	110,127	21,206	103,733
Net income (loss)	(3,017,558)	(1,278,848)	(1,379,881)	(1,596,481)
Net income (loss) per common share,
basic and diluted	$(0.26)	$(0.11)	$(0.12)	$(0.14)

	2007 - Quarter Ended,
	December 31	September 30	June 30	March 31
Net revenue	$123,140	$1,019,423	$403,982	$1,168,034
Gross profit	28,205	(11,746)	127,386	310,661
Income (loss) from discontinued
Duraswitch Segment	18,836	(39,473)	(72,309)	7,019,628
Net income (loss)	(1,969,437)	(1,070,913)	(1,649,921)	6,231,814
Net income (loss) per common share,
basic and diluted	$(0.17)	$(0.09)	$(0.14)	$0.54

13.	GEOGRAPHIC CONCENTRATION

Substantially all of the Company’s assets are located in the United States but there is some tooling held by suppliers in foreign countries, primarily China.  Revenue by geographic area is determined based upon the location of the licensee or customer.  The United States and China are the only countries with net revenue in excess of 10% of total net revenue.  Net revenue by geographic region for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
United States	$166,830	$2,654,579
Japan	179,727	60,000
China	135,000	-
Other	2,418	-
Total	$483,975	$2,714,579

14.	COMMITMENTS

Management Services Agreement.  Until the sale of the Duraswitch segment, the Company had a management services agreement with a company owned and operated by the founders.  This management agreement required the Company to pay a management service fee equal to 1.1% of the invoiced sales price for all Duraswitch-patented technology component switches and integrated switch panels sold by the Company.  Also, the Company paid an equivalent percentage of any license or sublicense fees received from the Duraswitch patented switch technologies.  During 2008 and 2007, the Company paid approximately $9,702 and $94,250, respectively, under this agreement.

Employment Agreements.

Robert J. Brilon

On July 31, 2007, the Company entered into a severance and release agreement with Robert J. Brilon, its former Chief Executive Officer and Chief Financial Officer.  Pursuant to the settlement and release agreement, Mr. Brilon’s employment with the Company terminated effective July 27, 2007, and he resigned from the Board of Directors effective July 27, 2007.

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

Van H. Potter

In September 2008, the Company entered into an employment agreement with Van H. Potter, granting him an annual base salary of $200,000 and an option grant of 200,000 shares. Until the Company has secured additional funding and established a sufficient cash position to continue ongoing operations, $75,000 of Mr. Potter’s base salary will be deferred on a semi-monthly basis. Upon his appointment as Chief Executive Officer, his agreement was amended to reflect an annual salary of $250,000. Beginning in 2009, Mr. Potter will be eligible for a performance bonus of up to 100% of his base salary, as decided by the Board of Directors. Additionally, Mr. Potter will be eligible for all medical, dental and vacation benefits per the standard Company Policy.

The Company also entered into a Change of Control Severance Agreement Mr. Potter. Under the Agreement, upon a change of control or at any time during the twelve months following a change in control, Mr. Potter’s employment with the Company is terminated for any reason other than for “cause” or by the Mr. Potter for “good reason,” then the Company will pay the Mr. Potter, within 10 days following the termination of his employment, the following:

- an amount equal to the his annual base salary, and

- an amount equal to the greater of all cash incentive compensation payable to him on account of the current fiscal year as if he had achieved 100% of all of his targets or goals for that fiscal year, or all cash incentive compensation actually paid to him on account of the immediately preceding fiscal year.

Mr. Potter, or his family, will be eligible for participation under the Company’s benefit plans for a period of 12 months. Any stock options granted to Mr. Potter that remain unvested as of the effective date of the his termination shall become fully vested.

Lease Agreements.  Rent expense for the periods ended December 31, 2008 and 2007 approximated $277,000 and $225,000, respectively.  In May 2007, the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007.  Future minimum rental payments will be approximately $255,000 in 2009 through 2011, and $190,000 in 2012.  In April 2009, the company vacated the property, and subsequently agreed to pay the landlord $209,749 to terminate the lease if payment is received by landlord by October 5, 2009.

Litigation.  The Company is involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

In May 2007, Stephen Caldwell, the former president of FinePoint Innovations, Inc. filed a Demand for Arbitration with the American Arbitration Association alleging various claims against InPlay.  He alleged that InPlay terminated his employment in violation of his employment agreement, and that InPlay breached the terms of a 2005 Merger Agreement between InPlay, FinePoint, and him, for which he sought compensatory and other damages.  In March 2008, pending final documentation, the Company entered into a Settlement and Release of Claims Agreement whereby the Company paid a cash settlement of $330,000 to resolve all of Mr. Caldwell's claims and dismiss his case in its entirety.

15.	EMPLOYEE BENEFIT PLANS

The Company has offered eligible employees a comprehensive employee benefits plan that includes health, dental, life and accidental death, short-term disability, and long-term disability.  Additionally, the Company has offered a Simple IRA plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Service Code and that requires the Company to offer matching contributions up to 3% of participating employee salaries.  Matching contributions provided by the Company totaled $60,084 and $45,782 for fiscal 2008 and 2007, respectively.

16.	DISCONTINUED OPERATIONS

In October 2008, the Company sold its Duraswitch electronic switch operations.  The Company sold these assets to provide cash to enable it to focus on its pen technology products.  On October 28, 2008, Company entered into an agreement with a licensee of the Duraswitch technology to sell substantially all of the operating assets for $1.6 million in cash.  The agreement calls for the potential for the Company to earn an additional $800,000 if certain operating milestones are met by the acquirer within the Duraswitch business.

Therefore, pursuant to the criteria established by SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has determined that all of its electronic switch operations for the years ended December 31, 2008 and 2007 should be reclassified as income from discontinued operations.

A summary of the results from discontinued operations are as follows:

	December 31
	2008	2007

Duraswitch revenues	$1,003,396	$8,623,195
Cost of Duraswitch revenues	327,795	395,883
Gross profit	675,601	8,227,312
Operating expenses and other	405,839	1,300,630
Income from discontinued operations	269,762	6,926,682
(Loss) on sale of Duraswitch	(57,724)	—
Net income from discontinued operations	$212,038	$6,926,682

There was no tax effect within the discontinued operations.

17.	SUBSEQUENT EVENTS

On March 10, 2009, the Company executed a binding Letter of Intent (LOI) to enter into a merger agreement with U.S. Rental Housing REIT, Inc. (USRHR). Under the terms of the LOI, USRHR had agreed to provide funding to InPlay for audit and consulting fees and working capital. As of May 5, 2009, USRHR had not provided the agreed upon funding. On May 7, 2009, InPlay announced that it had terminated pursuit of the merger.

As a result of a lack of funding, the Company significantly wound down operations during the first quarter of 2009, and focused its attention on the sale of assets. The Company’s goal is to negotiate outstanding obligations with creditors, satisfy legal and regulatory requirements associated with any sale and wind down of the company, and close operations with the approval of stockholders.

In April 2009, the Nasdaq Stock Market notified the Company that its shares were subject to delisting due to non-payment of annual listing fees, among other deficiencies. The Company did not appeal the delisting and trading of its common shares on Nasdaq was suspended on April 27, 2009. Nasdaq subsequently filed a Form 25 with the Securities and Exchange Commission to complete the delisting.

On May 18, 2009, the Company filed a Form 15 with the SEC, deregistering its common shares and suspending reporting requirements under the Securities Exchange Act of 1934. The Company anticipates that the deregistration will become effective approximately 90 days after the filing.

On June 26, 2009, the Company executed an asset purchase agreement (APA) with Wacom Co. Ltd. pursuant to which it has agreed to sell all of its ownership right, title and interest in and to the intellectual property pertaining to the digital computer pen and digitizer segment of its business, including, without limitation, the human interface device technology used in the Magic Point Pen and the Write Sense products, which represents substantially all of the Company’s remaining assets, for a price of $2.0 million.  This transaction is conditioned on, among other things, stockholder approval of the APA.  Upon completion of the transaction, the Company intends to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve the company and its subsidiaries, including FinePoint Innovations. If the Company is able to successfully negotiate settlements of its obligations, the Company believes it will be able to avoid bankruptcy. In connection with the dissolution, if any proceeds remain following the payment of transaction costs and the settlement and payment of its outstanding liabilities, the Company intends to distribute any remaining proceeds to its stockholders and dissolve the company in accordance with the plan of liquidation and dissolution. Wacom may terminate the APA if, among other reasons, the transaction is not consummated by October 5, 2009.

During July 2009, the Company entered into amendments to our Change of Control Severance Agreements with Mr. Potter and Mark Sokolowski, its Chief Financial Officer.  The Company entered into these agreements to incent Messrs. Potter and Sokolowski to remain employed with the Company to assure the successful wind down of its operations and the payment and settlement of outstanding payables and liabilities.  Under the agreements, as amended, each of Messrs. Potter and Sokolowski will be paid closing bonuses of $215,000 subsequent to the closing of the asset purchase transaction with Wacom.  The closing payments will be paid in three installments, with (a) $161,250 due within three business days following the closing date of the asset purchase transaction, (b) $43,000 due within three business days after the Company’s board of directors approves a plan providing for the settlement of all of the outstanding creditors’ claims and the creditors’ approval of such plan, and (c) $10,750 due within three business days after the Company’s board of directors approves a plan to terminate business affairs and dissolve the Company.  The Company will also provide each of Messrs. Potter and Sokolowski lump sum payment amounts equal to the amount of premium necessary as of the date the last closing bonus installment is paid to continue all medical, dental, vision, life, accidental death and dismemberment, and short-term and long-term disability insurance as is presently provided by the Company, for the period commencing on the date the last closing bonus installment is paid through and until December 31, 2009.  In the event the Company files for bankruptcy protection, all remaining closing bonus payments that have not been paid to Messrs. Potter and Sokolowski as of the date of that filing, as well as the payment for continued group insurance benefits, shall accelerate and become immediately due.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that are intended to:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the assistance of external advisors and our audit committee, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that the design and operation of our internal control over financial reporting are ineffective as of December 31, 2008 due to the identification of a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 2, related to a lack of segregation of duties over our financial reporting function.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, the outsourcing of certain financial functions, and our plans to dissolve our company following the consummation of the asset purchase transaction with Wacom, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases.  Our management will periodically review this situation.

There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers  and Corporate Governance.

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position

Steven P. Hanson	60	Chairman

Van H. Potter	50	Director, President and Chief Executive Officer

Mark R. Sokolowski	49	Chief Financial Officer, Treasurer

Dino D. Farfante	46	Director

John W. Hail	78	Director

P. Robert Moya	64	Director

William E. Peelle	59	Director

Steven P. Hanson has served as Chairman since April 2005 and as a Director since July 2004.  From June 2007 to November 2008, he served as Chief Executive Officer. Mr. Hanson has served as a partner at Southwest Value Acquisitions, a private equity firm, since September 2004.  From 2003 to 2007, Mr. Hanson served as a partner at Knowledge Capital Alliance, a consulting firm in leadership development and organizational performance.  Mr. Hanson has over 32 years of senior executive experience in the high technology industry, including 28 years at Motorola and three years as President and Chief Executive Officer of ON Semiconductor.  Mr. Hanson holds a BSEE degree from the College of Engineering at Arizona State University.  Mr. Hanson also serves as a director for Vitesse Semiconductor Corporation (Pink Sheets: VTSS).

Van H. Potter has served as Director and Chief Executive Officer since November 2008. Mr. Potter served as President and Chief Operating Officer since September 2008. Prior to his employment with us, Mr. Potter served as Vice President, Business Development of Pixtronix, an emerging provider of portable display technologies. Previously, Mr. Potter served as Senior Vice President of Marketing for International Display Works, which had acquired Three-Five Systems’ small form-factor display business. From 2002-2005, Mr. Potter held senior management positions with Three-five Systems, including Senior Vice President, Electronic Manufacturing Services; Senior Vice President, Business Groups and heading up the Display Products division. From 1994 to 2002, Mr. Potter held management, marketing and new business development posts at Rogers Corp. and Durel Corp. Mr. Potter holds a B.S. in mechanical engineering from Northeastern University and an M.B.A. from Arizona State University.

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

P. Robert Moya has served as an independent director since 2005.  Mr. Moya is an Executive Vice President and the General Counsel and Secretary of Apollo Group, Inc. and also serves as Of Counsel to Quarles & Brady LLP.  From 2002 through 2004, Mr. Moya served as Executive Vice President, and General Counsel of Insight Enterprises, Inc.  He was also designated Insight’s Chief Administrative Officer in 2003.  Prior to joining Insight, Mr. Moya served as a partner in the Phoenix, Arizona office of Quarles & Brady LLP where he specialized in corporation and securities law and mergers/acquisitions for middle-market and emerging growth companies.  He also served as a member of Quarles & Brady’s National Executive Committee and Arizona Management Committee and as Co-Chairman of the Corporate and Securities Law Group.  Between 2003 and 2007 he served on the board of PlusNet plc, one of the U.K.’s leading Internet providers.  From 2000 until 2005, he also served on the board of BIGe Realestate, Inc. which provides software and services relating to the management of real property  Mr. Moya served two years as chairman of the securities law section of the State Bar of Arizona and one year as chairman of the law practice management section.  He is a member of the American Bar Association and Hispanic Bar Association.  Mr. Moya received a B.A. in History from Princeton University and has a J.D. degree from Stanford Law School.

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

Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons that no forms were required for such persons, we believe that during the fiscal year ended December 31, 2008, our officers, directors, and greater than 10% beneficial owners have complied with all filing requirements applicable to them with the exception of the following: Mr. Farfante filed two late filings, with one transaction each; Mr. Hail filed two late filings, with one transaction each; Mr. Moya filed two late filings, with one transaction each; and Mr. Peelle filed two late filings with one transaction each. All transactions were subsequently reported on Form 4.

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

The Audit Committee currently consists of Messrs. Farfante, Hail, Moya and Peelle, each of whom is an independent director of our company under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.  The Board of Directors has determined that Mr. Hail qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.  Mr. Hail serves as Chair of the Audit Committee.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and a Code of Ethics for the CEO and Senior Financial Officers.  Our corporate governance materials including our Audit Committee Charter, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers.  These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices.

Item 11.        Executive Compensation

Summary Compensation Table

The table below sets forth total compensation earned for services in all capacities to our company for the fiscal year ended December 31, 2008 and 2007, by our Chief Executive Officer, former Chief Executive Officer and two other executive officers as of December 31, 2008, whose total annual salary and bonus exceeded $100,000 during fiscal 2008.

			Non-Equity			All Other
			Incentive Plan		Option	Compensation
			Compensation		Awards ($)	($)
Name and Principal Position	Year	Salary ($)	($)		(5)	(6)		Total ($)

Steven P. Hanson, Chairman (1)	2008	$186,577	$-		$-	$866	(1)	$187,443
	2007	$98,462	$-		$-	$43	(1)	$98,505

Van H. Potter, President and Chief Executive Officer (2)	2008	$37,058	$-		$5,279	$86	(2)	$42,423
	2007	$-	$-		$-	$-		$-

Mark R. Sokolowski, Chief Financial Officer and Treasurer (3)	2008	$181,000	$-		$35,109	$5,567	(3)	$221,676
	2007	$38,077	$50,000	(3)	$9,287	$-		$97,364

Ramesh G. Ramchandani, President and Chief Operating Officer (4)	2008	$146,356	$-		$27,371	$4,479	(4)	$178,206
	2007	$179,808	$-		$45,185	$6,026	(4)	$231,019

(1)	Mr. Hanson served as Chief Executive Officer from June 2007 to November 2008, and as Executive Chairman since November 2008. Other compensation relates to premiums paid for disability insurance.

(2)
Mr. Potter served as President and Chief Operating Officer from September to November 2008. He was appointed Director and Chief Executive Officer in November 2008.  Other compensation includes matching contributions to our company’s Simple IRA, medical insurance premiums, premiums paid for disability and life insurance.

(3)
Mr. Sokolowski was named Chief Financial Officer in October 2007.  Non-Equity incentive plan compensation includes a $50,000 sign on incentive in 2007. Other compensation includes matching contributions to our company’s Simple IRA, medical insurance premiums, premiums paid for disability and life insurance.

(4)
Mr. Ramchandani was named President and Chief Operating Officer in June 2007, and resigned in September 2008.  Other compensation includes matching contributions to our company’s Simple IRA, medical insurance premiums, premiums paid for disability and life insurance.

(5)	Option awards represent the fair value of option awards granted, computed in accordance with FAS 123R.

(6)	All other compensation includes Company Match for Simple IRA plan and imputed income related to group term life insurance.

Other Benefit Plans and Programs

Executives are eligible to participate in benefit programs designed for all of our company’s full-time employees.  These programs include Simple IRA plan, health, dental, life and accidental death, short-term disability, and long-term disability.

Option/SAR Grants

The following table provides information with respect to outstanding equity awards.

Outstanding Equity Awards at Year End

Name	Grant Date	Exercisable	Unexercisable	Price	Expiration Date

Steve Hanson	12/1/2004	5,000	-	$2.12	12/1/2014
	3/10/2005	10,000	-	$1.96	3/10/2015
	5/2/2005	5,000	-	$1.55	5/2/2015
	12/1/2005	5,000	-	$3.32	12/1/2015
	5/1/2006	5,000	-	$2.75	5/1/2016
	12/1/2006	5,000	-	$1.74	12/1/2016
	5/1/2007	5,000	-	$0.97	5/1/2017

Van H. Potter	9/22/2008	-	200,000	$0.22	9/22/2018

Mark R. Sokolowski	10/8/2007	20,000	40,000	$1.57	10/8/2017
	4/25/2008	28,333	56,667	$0.59	4/25/2018

Employment and Separation Agreements

In September 2008, we entered into an employment agreement with Van H. Potter, granting him an annual base salary of $200,000 and an option grant of 200,000 shares. Until our company has secured additional funding and established a sufficient cash position to continue ongoing operations, $75,000 of Mr. Potter’s base salary will be deferred on a semi-monthly basis. Upon his appointment as Chief Executive Officer, his agreement was amended to reflect an annual salary of $250,000. Beginning in 2009, Mr. Potter will be eligible for a performance bonus of up to 100% of his base salary, as decided by the Board of Directors. Additionally, Mr. Potter will be eligible for all medical, dental and vacation benefits per the standard Company Policy.

During July 2009, our company also entered into Change of Control Severance Agreements with Mr. Potter and Mark R. Sokolowski.  We entered into these agreements to incent Messrs. Potter and Sokolowski to remain employed with our company to assure the successful wind down of our operations and the payment and settlement of our outstanding payables and liabilities.  Under the agreements, as amended, each of Messrs. Potter and Sokolowski will be paid closing bonuses of $215,000 subsequent to the closing of the asset purchase transaction with Wacom.  The closing payments will be paid in three installments, with (a) $161,250 due within three business days following the closing date of the asset purchase transaction, (b) $43,000 due within three business days after our board of directors approves a plan providing for the settlement of all of our outstanding creditors’ claims and our creditors’ approval of such plan, and (c) $10,750 due within three business days after our board of directors approves a plan to terminate our business affairs and dissolve our company.  We will also provide each of Messrs. Potter and Sokolowski lump sum payment amounts equal to the amount of premium necessary as of the date the last closing bonus installment is paid to continue all medical, dental, vision, life, accidental death and dismemberment, and short-term and long-term disability insurance as is presently provided by our company, for the period commencing on the date the last closing bonus installment is paid through and until December 31, 2009.  In the event our company files for bankruptcy protection, all remaining closing bonus payments that have not been paid to Messrs. Potter and Sokolowski as of the date of that filing, as well as the payment for continued group insurance benefits, shall accelerate and become immediately due.

Director Compensation

Employees of our company do not receive compensation for serving as members of our Board of Directors.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members.  All non-employee directors are compensated with a cash retainer of $3,000 per quarter and semiannual grants of options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value of our common stock on the date of the grant. All non-employee directors also received $250 quarterly for each committee on which they serve.  Committee chairmen received $375 quarterly, other than the Audit Committee Chair, who received $500 quarterly.

Beginning January 1, 2008, the amounts of cash compensation previously paid to non-employee directors will be paid 50% in cash and 50% in the form of restricted stock, to be priced on the last trading day of the 2nd month of each quarter. Effective August 2008, Directors elected to defer all cash compensation until such time as our company has secured additional funding.

The following table provides information relating to non-employee director compensation paid for fiscal 2008.

	Fees Earned
	or Paid in	Stock	Option Awards
	Cash	Awards	(1) (2)	Total
Name	($)	($)	($)	($)
Dino Farfante (3)	$3,500	$3,500	$2,229	$9,229

John W. Hail (4)	$4,000	$4,000	$2,229	$10,229

P. Robert Moya (5)	$3,875	$3,875	$2,229	$9,979

William E. Peelle (6)	$3,875	$3,875	$2,229	$9,979

Jack Saltich (7)	$3,500	$3,500	$1,766	$8,766

(1)
Represents value of option awards vested in 2008 calculated in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and charged to InPlay’s operations in 2008.  For further details, including InPlay’s assumptions in calculating the fair value, please see Note 3, Summary of Significant Accounting Principles, and Note 9, Stock Option Plans.

(2)
Options to purchase 5,000 shares of our common stock were granted to Messrs. Farfante, Hail, Moya,  Peelle and Saltich on May 1, 2008 at an exercise price of $0.60 and to Messrs. Farfante, Hail, Moya and Peelle on December 1, 2008 at an exercise price of $0.18.  Prices represent the fair market value of our common stock on each of the grant dates.

(3)	As of December 31, 2008, Mr. Farfante held 5,120 shares of restricted stock and options to purchase 20,000 shares of our common stock.

(4)	As of December 31, 2008, Mr. Hail held 5,852 shares of restricted stock and options to purchase 95,000 shares of our common stock.

(5)	As of December 31, 2008, Mr. Moya held 5,669 shares of restricted stock and options to purchase 50,000 shares of our common stock.

(6)	As of December 31, 2008, Mr. Peelle held 5,669 shares of restricted stock and options to purchase 95,000 shares of our common stock.

(7)	As of December 31, 2008, Mr. Saltich held 5,120 shares of restricted stock and options to purchase 15,000 shares of our common stock. Mr. Saltich resigned as Director, effective August 18, 2008.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2009, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than 5% of such stock, (b) each of our directors, (c) each of the officers listed in the Summary Compensation Table in the section entitled “Executive Compensation”, and (d) all our directors and executive officers as a group.  The address of each officer and director listed below is c/o InPlay Technologies, Inc., PO Box 28936., Scottsdale, Arizona 85255.

Unless otherwise indicated, the persons below have sole voting and investment power with respect to the number of shares set forth opposite their names.  The percentages shown are calculated based upon 11,622,568 shares of common stock outstanding on June 30, 2009.  The numbers and percentages shown include the shares of common stock actually owned as of June 30, 2009 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date.  In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of June 30, 2009, upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

Name of Beneficial Owner	Number of Shares (1)		Percentage

Directors and Executive Officers:
Van H. Potter	282,107	(2)	2.4%
John W. Hail	131,477	(3)	1.1%
William E. Peelle	126,533	(4)	1.1%
Steven P. Hanson	107,626	(5)	*
P. Robert Moya	70,669	(6)	*
Mark R. Sokolowski	68,333	(7)	*
Dino D. Farfante	40,120	(8)	*

All directors and officers as a group (seven persons)	826,865		7.1%

5% Stockholders:
Delphi Corp.	1,535,621	(9)	13.2%
J. Patterson McBaine	1,321,047	(10) (12)	11.4%
Jon D. Gruber	1,265,847	(11)(12)	10.9%
Gruber & McBaine Capital Management	1,068,347	(12)	9.2%

* Less than 1.0%

(1)
Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by him or her, subject to applicable community property law.

(2)	Includes 66,666 shares of common stock issuable upon exercise of stock options.

(3)
Includes 3,742 shares owned by TVC, Inc., of which John W. Hail is the majority shareholder, 5,852 shares of restricted stock and 110,000 shares of common stock issuable upon exercise of stock options.

(4)	Includes 5,669 shares of restricted stock and 110,000 shares of common stock issuable upon exercise of stock options

(5)	Includes 7,626 shares of restricted stock and 40,000 shares of common stock issuable upon exercise of stock options.

(6)	Includes 5,669 shares of restricted stock and 65,000 shares of common stock issuable upon exercise of stock options.

(7)	Includes 63,333 shares of common stock issuable upon exercise of stock options.

(8)	Includes 5,120 shares of restricted stock and 35,000 shares of common stock issuable upon exercise of stock options.

(9)
Information is given in reliance upon information set forth in the named stockholder’s Schedule 13D/A dated February 19, 2009, as filed with the Securities and Exchange Commission.  The principal business office of Delphi Corporation is located at 5725 Delphi Drive, Troy, Michigan 48098.  We and certain of our stockholders have entered into a stockholders’ agreement with Delphi Corp., pursuant to which Delphi has the option to designate one member of our Board of Directors.  Delphi’s designee resigned from our Board of Directors during 2003 and Delphi has not designated a new director to fill that vacancy.  On or about May 2003, Delphi notified us that our Board of Directors had the right to appoint an independent director in place of Delphi’s designee.  In addition, we were a party to a license agreement with Delphi that was terminated during fiscal 2005 and is described under “Certain Relationships and Related Transactions.”

(10)
Includes (a) 800,572 shares of common stock and 18,000 shares of common stock issuable upon exercise of warrants held by Lagunitas Partners LP; (b) 180,000 shares of common stock, 6,000 shares of common stock issuable upon exercise of warrants held by Gruber & McBaine International; (c) 63,775 shares of common stock under management of Gruber & McBaine Capital Management; (d) 225,275 shares of common stock and 2,550 shares of common stock issuable upon exercise of warrants held by J. Patterson McBaine; and (e) 27,425 shares of common stock held by family accounts.

(11)
Includes (a) 800,572 shares of common stock and 18,000 shares of common stock issuable upon exercise of warrants held by Lagunitas Partners LP; (b) 180,000 shares of common stock, 6,000 shares of common stock issuable upon exercise of warrants held by Gruber & McBaine International; (c) 63,775 shares of common stock under management of Gruber & McBaine Capital Management; (d) 145,400 shares of common stock and 2,550 shares of common stock issuable upon exercise of warrants held by Jon D. and Linda W. Gruber Trust; and (e) 52,100 shares of common stock held by family accounts.  Jon D. Gruber is the trustee of the Jon D. and Linda W. Gruber Trust and retains voting and dispositive power over the shares held by the trust.

(12)
Includes (a) 800,572 shares of common stock and 18,000 shares of common stock issuable upon exercise of warrants held by Lagunitas Partners LP; (b) 180,000 shares of common stock, 6,000 shares of common stock issuable upon exercise of warrants held by Gruber & McBaine International; and (c) 63,775 shares of common stock under management of Gruber & McBaine Capital Management.  Jon D. Gruber and J. Patterson McBaine serve as the managing members of Gruber & McBaine Capital Management (“GMCM”), and retain voting and dispositive power over such shares under the control of GMCM.  GMCM serves as the general partner of Lagunitas Partners LP and as the investment advisor for Gruber & McBaine International.  The principal business office of Gruber & McBaine Capital Management is located at 50 Osgood Place, San Francisco, California 94133.

Equity Compensation Plan Information

The following table sets forth information with respect to shares of our common stock that may be issued upon the exercise of outstanding warrants as well as outstanding stock options under our 1997 Stock Option Plan, our 1999 Stock Option Plan, our 2000 Stock Option Plan, and our 2005 Stock Award Plan as of December 31, 2008.

(c)
	(a)			Number of Securities
	Number of Securities		(b)	Remaining Available for
	to be Issued Upon		Weighted Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants,		Options, Warrants,	Securities Reflected in
Plan Category	and Rights		and Rights	Column (a))
Equity Compensation Plans
Approved by Stockholders	1,551,030		$2.02	1,360,657

Equity Compensation Plans
Not Approved by Stockholders	509,091	(1)	$3.64	-
Total	2,060,121		$2.42	1,360,657

(1)           Represents warrants issued in connection with the December 2005 private placement of 1,272,728 shares.

1997 and 1999 Stock Option Plans

Our 1997 stock option plan was adopted by the board of directors and approved by our stockholders effective as of May 1, 1997.  Our 1999 stock option plan was adopted by the board of directors and approved by our stockholders effective as of March 8, 1999.  Under the 1997 Plan, 823,535 shares are authorized for issuance and under the 1999 Plan, 235,294 shares are authorized for issuance.  Both plans provide for the granting of incentive and nonqualified stock options to officers, directors and employees of the company.  Both plans also provide for the granting of nonqualified stock options to any director, consultant and appropriate third parties.  As of December 31, 2008, there were outstanding options to acquire 349,044 and 63,886 shares of our common stock under the 1997 and 1999 plans, respectively, and there were 200,029 and 13,284 options available for future grants under the 1997 and 1999 plans, respectively.

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

If the outstanding shares of stock of the class then subject to either plan are increased or decreased, or are changed into or exchanged for a different number or kind of shares or securities as a result of one or more reorganizations, stock splits, reverse stock splits, stock dividends, spin-offs or other distribution of assets to shareholders, appropriate adjustments shall be made to the number/type of shares for which options may thereafter be granted or existing grants which may be exercised.  Similar changes will also be made if our company engages in any merger, consolidation, or reclassification in which is it the surviving entity.  In the event that we are not the surviving entity, our company may make a substitution on an equitable basis of appropriate shares of the surviving corporation or an appropriate provision may be made for the cancellation of such option.

Our board may suspend, terminate, modify, or amend the 1997 and 1999 plans provided that, in certain instances, the holders of a majority of our common stock issued and outstanding approve the amendment.  Solely with respect to the granting of incentive stock option grants, the 1997 Plan expired in 2007 and the 1999 Plan expired in March 2009.  There is no expiration date for the issuance of non-qualified options under the plan until such date is established by the Board of Directors.

2000 Stock Option Plan

In April 2000, the Board of Directors adopted the 2000 Stock Option Plan which was subsequently approved by our company’s stockholders.  In 2002 the Board of Directors amended the 2000 Plan to increase the number of shares authorized for issuance under the plan from 250,000 to 500,000.  The amendment was subsequently approved by our company’s stockholders in May 2002.  The 2000 Plan provides for the granting of incentive and nonqualified stock options to officers, directors and employees of the company and nonqualified stock options to any director, consultant and appropriate third parties.  As of December 31, 2008, there were outstanding options to acquire 309,100 shares of our common stock and 37,400 options available for future grants.

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

2005 Stock Option Plan

During March 2005, our Board of Directors adopted the 2005 Stock Award Plan, or “2005 Plan”, which was subsequently approved by our stockholders in May 2005.  Stockholders approved amendments to the plan in May 2007 and December 2008.  The 2005 Plan authorizes the Board or the Compensation Committee of the Board to grant options or other awards to employees, directors and consultants of our company.  The 2005 Plan provides for the issuance of stock awards to purchase up to 2,000,000 shares of our common stock. As of December 31, 2008, there were outstanding options to acquire 829,000 shares of our common stock and 1,145,000 options available for future grants.

The 2005 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company.  The 2005 Plan authorizes the issuance of 2,000,000 shares of our common stock all of which shares may be issued pursuant to incentive stock options.  The maximum number of shares of common stock covered by awards granted to any individual in any year may not exceed 250,000.  If any award previously granted under the 2005 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2005 Plan.

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

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

Our Board of Directors has determined that four directors, each of Messrs. Farfante, Hail, Moya and Peelle are independent under the standards specified by the SEC rules.

Item 14.        Principal Accountant Fees and Services

Audit Fees

Moss Adams LLP billed us $162,420, in aggregate, for professional audit services rendered during fiscal years 2008 and 2007.  Fees for fiscal 2008 and 2007 consisted of billings for the audit of our consolidated financial statements and the reviews of the interim financial statements included in our quarterly reports.

Audit-Related Fees

During fiscal year 2008, Moss Adams LLP billed us $0, in aggregate, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not reported under Audit Fees above.  These services include accounting consultation in connection with consultations concerning financial accounting and reporting standards and included professional services related to preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Summary of Fees Billed to our company by Moss Adams LLP

	2008	2007
Audit Fees	$74,650	$87,770
Audit-Related Fees	-	3,150
Tax Fees	-	-
All Other Fees	-	-

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

Item 15.    Exhibits, Financial Statements and Schedules.

(a)              The following documents are filed as part of this report.

1.               Consolidated Financial Statements. The following consolidated financial statements of InPlay Technologies, Inc., are included in Item 8.

•      Report of Independent Registered Public Accounting Firm

•      Consolidated Balance Sheet at December 31, 2008
•      Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
•      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007
•      Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
•      Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.  All schedules are omitted as the information is included in the consolidated financial statements or the notes thereto or that they are not required or not applicable.

3.  Exhibits.

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

2.4	Asset Purchase Agreement dated October 28, 2008, between InPlay Technologies, Inc. and Memtron Technologies Co. (3)

2.5	Asset Purchase Agreement dated June 26, 2009, among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd (4)

2.6	Loan and Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. filed herein.

2.7	Patent, Trademark and Copyright Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. filed herein.

3.1	Amended and Restated Articles of Incorporation (5)

3.2	Amended and Restated Bylaws (6)

4.1	Specimen Common Stock Certificate (7)

10.2	1997 Stock Option Plan (7)

10.3	1999 Stock Option Plan (7)

10.4	2000 Stock Option Plan (8)

10.5	2000 Stock Option Plan Amendment (9)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (7)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland (7)

10.8	Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. (10)

10.9	Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (11)

10.12	Form of Indemnification Agreement (12)

10.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon (13)

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (14)

10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (14)

10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering (14)

10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering (14)

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (15)

10.24	First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan, dated May 31, 2007 (16)

10.25	Lease Agreement, dated May 31, 2007, between The Reliable Life Insurance Company and InPlay Technologies, Inc. (17)

10.26	Form of 2005 Stock Award Plan Stock Option Agreement (17)

10.28	Severance Agreement and Release of Claims, dated July 31, 2007 between InPlay Technologies, Inc. and Robert J. Brilon (18)

10.30	Form of Change in Control Severance Agreement (19)

10.31	Amended and Restated 2005 Stock Award Plan, dated October 17, 2008

10.32	Amendment No. 1 to Change in Control Severance Agreement, by and among InPlay Technologies, Inc. and Van Potter, dated July 16, 2009, filed herein.

10.33	Amendment No. 1 to Change in Control Severance Agreement, by and among InPlay Technologies, Inc. and Mark Sokolowski, dated July 16, 2009, filed herein.

14	Code of Ethics (12)

21	List of Subsidiaries

23.1	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated July 27, 2005, as filed with the Commission on or about August 2, 2005.
(2)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 1, 2005, as filed with the Commission on or about September 8, 2005.
(3)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated October 28, 2008, as filed with the Commission on or about October 29, 2008.
(4)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated June 26, 2009, as filed with the Commission on or about July 6, 2009.

(5)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.
(6)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed with the Commission on or about April 2, 2007.
(7)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about June 4, 1999.
(8)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.
(9)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.
(10)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.
(11)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on or about March 25, 2003.
(10)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.
(11)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.
(12)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.
(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.
(14)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.
(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated February 27, 2007, as filed with the Commission on or about February 27, 2007.
(16)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated May 31, 2007, as filed with the Commission on or about June 1, 2007.
(17)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Commission on August 13, 2007.
(18)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated July 31, 2007, as filed with the Commission on or about August 6, 2007.
(19)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated April 16, 2008, as filed with the Commission on or about April 21, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InPlay Technologies, Inc.

/s/ Mark R. Sokolowski
Mark R. Sokolowski,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:  August 11, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Steven P. Hanson	Chairman of the Board	August 11, 2009
Steven P. Hanson

/s/ Dino D. Farfante	Director	August 11, 2009
Dino D. Farfante

/s/ John W. Hail	Director	August 11, 2009
John W. Hail

/s/ P. Robert Moya	Director	August 11, 2009
P. Robert Moya

/s/ William E. Peelle	Director	August 11, 2009
William E. Peelle

/s/ Van H. Potter	Director	August 11, 2009
Van H. Potter	Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 27, 2005, among InPlay Technologies, Inc., FPI Acquisition, Inc., FinePoint Innovations, Inc., and Stephen Caldwell (2)

2.4	Asset Purchase Agreement dated October 28, 2008, between InPlay Technologies, Inc. and Memtron Technologies Co. (3)

2.5	Asset Purchase Agreement dated June 26, 2009, among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd (4)

2.6	Loan and Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. filed herein.

2.7	Patent, Trademark and Copyright Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. filed herein.

3.1	Amended and Restated Articles of Incorporation (5)

3.2	Amended and Restated Bylaws (6)

4.1	Specimen Common Stock Certificate (7)

10.2	1997 Stock Option Plan (7)

10.3	1999 Stock Option Plan (7)

10.4	2000 Stock Option Plan (8)

10.5	2000 Stock Option Plan Amendment (9)

10.6	Management Services Agreement dated May 1, 1997 by and between Total Switch, Inc. and VanDun, LLC (7)

10.7	Agreement for Assignment of Present and Future Inventions in Certain Subject Matter, dated May 1, 1997, by and between Total Switch, Inc. and Anthony J. Van Zeeland (7)

10.8	Licensing Agreement, dated April 20, 2000, between Delphi Automotive Systems LLC and Duraswitch Industries, Inc. (10)

10.9	Shareholders’ Agreement, dated June 19, 2000, among Duraswitch Industries, Inc., Delphi Automotive Systems Corporation, and the Primary Shareholders named therein (11)

10.12	Form of Indemnification Agreement (12)

10.13(a)	Employment Agreement, dated October 1, 2005, by and between InPlay Technologies, Inc. and Robert J. Brilon (13)

10.19	Securities Purchase Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (14)

10.20	Registration Rights Agreement, dated December 27, 2005, among InPlay Technologies, Inc. and the investor parties thereto (14)

10.21	Form of Investor Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the investors in connection with the December 2005 private offering (14)

10.22	Form of Agent Warrant, dated December 27, 2005, issued by InPlay Technologies, Inc. to the placement agent in connection with the December 2005 private offering (14)

10.23	Settlement Agreement between InPlay Technologies and Delphi Automotive Systems, LLC (15)

10.24	First Amendment to InPlay Technologies, Inc. 2005 Stock Award Plan, dated May 31, 2007 (16)

10.25	Lease Agreement, dated May 31, 2007, between The Reliable Life Insurance Company and InPlay Technologies, Inc. (17)

10.26	Form of 2005 Stock Award Plan Stock Option Agreement (17)

10.28	Severance Agreement and Release of Claims, dated July 31, 2007 between InPlay Technologies, Inc. and Robert J. Brilon (18)

10.30	Form of Change in Control Severance Agreement (19)

10.31	Amended and Restated 2005 Stock Award Plan, dated October 17, 2008

10.32	Amendment No. 1 to Change in Control Severance Agreement, by and among InPlay Technologies, Inc. and Van Potter, dated July 16, 2009, filed herein.

10.33	Amendment No. 1 to Change in Control Severance Agreement, by and among InPlay Technologies, Inc. and Mark Sokolowski, dated July 16, 2009, filed herein.

14	Code of Ethics (12)

21	List of Subsidiaries

23.1	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Action of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated July 27, 2005, as filed with the Commission on or about August 2, 2005.
(2)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 1, 2005, as filed with the Commission on or about September 8, 2005.
(3)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated October 28, 2008, as filed with the Commission on or about October 29, 2008.
(4)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated June 26, 2009, as filed with the Commission on or about July 6, 2009.
(5)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Commission on or about August 5, 2005.
(6)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed with the Commission on or about April 2, 2007.
(7)	Incorporated by reference to InPlay Technologies, Inc.’s Registration Statement on Form SB-2, as filed with the Commission on or about June 4, 1999.
(8)	Incorporated by reference to InPlay Technologies, Inc.’s definitive Proxy Statement, as filed with the Commission on or about May 12, 2000.
(9)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on or about March 23, 2002.

(10)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated April 20, 2000, as filed with the Commission on or about April 26, 2000.
(11)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on or about March 25, 2003.
(10)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Commission on or about August 5, 2003.
(11)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on or about March 29, 2004.
(12)	Incorporated by reference to InPlay Technologies, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Commission on or about March 29, 2005.
(13)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated September 30, 2005, as filed with the Commission on or about September 30, 2005.
(14)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated December 27, 2005, as filed with the Commission on or about December 29, 2005.
(15)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K dated February 27, 2007, as filed with the Commission on or about February 27, 2007.
(16)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated May 31, 2007, as filed with the Commission on or about June 1, 2007.
(17)	Incorporated by reference to InPlay Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Commission on August 13, 2007.
(18)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated July 31, 2007, as filed with the Commission on or about August 6, 2007.
(19)	Incorporated by reference to InPlay Technologies, Inc.’s Current Report on Form 8-K, dated April 16, 2008, as filed with the Commission on or about April 21, 2008.