Form 10-Q
period 2009-03-31
InPlay Technologies, Inc.
filed 2009-08-13
CIK 1054070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 001-15069

InPlay Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0308867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 28936 Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)

(NONE)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
      ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of July 25, 2009, the issuer had outstanding 11,622,568 shares of common stock.

INPLAY TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
March 31, 2009

TABLE OF CONTENTS

EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,142	$372,621
Restricted short term investment	-	20,000
Accounts receivable	12,000	73,783
Inventory	-	13,838
Prepaid expenses and other current assets	62,344	89,611
Total current assets	108,486	569,853

PROPERTY AND EQUIPMENT - Net	-	275,027
PATENTS – Net	389,810	411,207
OTHER ASSETS	2,480	17,731
TOTAL ASSETS	$500,776	$1,273,818

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,592,466	$911,368
Accrued salaries and benefits	226,715	311,879
Liabilities of discontinued operations	65,911	68,049
Other accrued expenses and other current liabilities	197,351	599,797
Total current liabilities	2,082,443	1,891,093

Total liabilities	2,082,443	1,891,093

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 40,000,000 shares authorized;
11,622,568 shares issued and outstanding at March 31, 2009
and December 31, 2008	11,623	11,623
Additional paid-in capital	31,971,836	31,942,010
Accumulated deficit	(33,565,126)	(32,570,908)
Total stockholders' deficit	(1,581,667)	(617,275)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$500,776	$1,273,818

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

INPLAY TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008

NET REVENUE:	$217,527	$8,951
COST OF GOODS SOLD:	128,397	9,618
Gross profit	89,130	(667)

OPERATING EXPENSES:
Selling, general and administrative	302,455	784,674
Impairment charge on property and equipment	241,696	-
Research, development and commercial
application engineering	296,292	948,754
Total operating expenses	840,443	1,733,428

LOSS FROM OPERATIONS	(751,313)	(1,734,095)

OTHER INCOME (EXPENSE)
Interest and other income - Net	(242,904)	33,881

LOSS FROM CONTINUING OPERATIONS	(994,217)	(1,700,214)

Income from discontinued Duraswitch segment	-	103,733

NET LOSS	$(994,217)	$(1,596,481)

LOSS PER SHARE - BASIC	$(0.09)	$(0.14)

LOSS PER SHARE - DILUTED	$(0.09)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	11,622,568	11,596,950
DILUTED	11,622,568	11,596,950

See Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

INPLAY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(994,217)	$(1,596,481)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	54,728	68,528
Gain on sale of equipment	(1,500)	-
Impairment charge for Property and Equipment	241,696	-
Stock compensation	29,825	77,601
Changes in operating assets and liabilities:
Accounts receivable	61,783	(19,228)
Inventory	13,838	(43,694)
Prepaid expenses and other current assets	42,518	43,780
Accounts payable	852,811	(170,738)
Accrued salaries and benefits	(85,164)	(213,668)
Other accrued expenses and other current liabilities	(576,297)	(333,157)
Other non-current liabilities	-	(70,975)
Deferred revenue	-	(695)

Net cash used in operating activities	(359,979)	(2,258,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of restricted investment	20,000	(20,000)
Proceeds from sale of equipment	1,500	-
Increase in patents	-	(15,570)
Purchases of property and equipment	-	(116,000)

Net cash provided by (used in) investing activities	21,500	(151,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance fee to NASDAQ	-	(2,500)

Net cash used in financing activities	-	(2,500)

DECREASE IN CASH AND CASH EQUIVALENTS	(338,479)	(2,412,797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	372,621	5,592,412

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,142	$3,179,615

See notes to consolidated financial statements.

INPLAY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

Operations

InPlay Technologies, Inc., a Nevada corporation (the “Company”), has developed and patented innovative human interface devices (HIDs) for electronic products.  The Company has marketed its FinePoint digital pen and dual-mode pen and touch technologies to manufacturers of tablet and convertible PCs.

Previously, the Company had developed, patented, and licensed innovative technologies utilizing a magnetic-based design for electronic switches under the Duraswitch brand name.  This technology segment was sold in October 2008.

Interim Financial Information

The consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three months ended  March 31, 2009 and March 31, 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and March 31, 2008 have been prepared by the Company and are unaudited.  The consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted.  It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 are not indicative of the operating results for the full year.

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

Going Concern

The Company has experienced significant operating losses since its inception and its accumulated net deficit is in excess of $33.5 million.  During 2007, the Company completed production for our primary customer, Gateway. During 2008, the Company’s revenue was primarily related to non-recurring engineering fees and low volume production for Panasonic. Due to a lack of funding, the Company subsequently completed production and does not anticipate revenue from either customer. During the first quarter of 2009, the Company ceased ongoing operations, and began the process of liquidation.  These factors, among others, indicate that the Company will not continue as a going concern for a reasonable amount of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The financial statements are presented at historical amounts however management believes these amounts represent the liquidation value of the assets and liabilities.

In May of 2009, the Company’s management and Board of directors elected to wind down operations and liquidate that net assets of the Company.  The Company has focused its attention on the sale of its assets, negotiation of outstanding obligations with creditors, satisfaction of legal and regulatory requirements associated with any sale and wind down of the Company, and ultimately dissolving the corporation with the approval of stockholders.  As described in Note 14, the Company has executed an asset purchase agreement pursuant to which it has agreed to sell the intellectual property pertaining to the digital computer pen and digitizer segment of its business, which represents substantially all of the Company’s remaining assets, for a price of $2.0 million.  Upon completion of the transaction, the Company intends to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve the Company and its subsidiaries. At the date of the financial statements, management’s best estimate of the liquidation value of its remaining assets and liabilities is the recorded value of these assets and liabilities consequently, the Company has not adjusted the historical values of the assets and liabilities.

Because the determination to liquidate was not made until May 2009, the fact that Company maintained its operations in the first fiscal quarter of 2009, and, during that time period the Company continued to seek capital and negotiate with potential new customers, the accompanying financial statements do not include adjustments that would reflect such on a liquidation basis of accounting.

Management has settled substantially all accounts receivable at March 31, 2009 at the carrying value of such.  Management believes salvage value for its property and equipment will be nominal and has applied an impairment charge for the full carrying amount in the three months ended March 31, 2009.  As discussed on Note 14, the Company has an agreement to sell the patented technology for $2,000,000.  Management has not yet begun to negotiate the settlement of the Company’s obligations and therefore cannot estimate the amount of such settlements.  The settlement of obligations will include the severance bonus payments to management discussed in Note 11 and will be prior to any potential distribution to shareholders.

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

For the three months ended March 31, 2009 and 2008, the effect of potential dilutive common shares was antidilutive and no diluted calculation was required.

Options and warrants excluded from the calculation of diluted earnings per share were 2,126,424 and 1,708,520 for the three months ended March 31, 2009 and March 31, 2008, respectively, because they were antidilutive.

3.	STOCK BASED COMPENSATION

As of March 31, 2009, the Company had four stock-based employee compensation plans.  The plans provide for the granting of awards in the form of incentive and nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors and independent contractors who provide valuable service to the Company.  Options are granted at the market price of our common stock on the date the grant, are approved by the Compensation Committee, and have ten-year terms.  The stock options for directors typically vest within 30 days of grant.  The stock options for officers and employees typically vest over a 30 month period from the date of grant.

At the Company’s annual stockholder meeting held on December 19, 2008, stockholders approved the Second Amendment to the Company’s 2005 Stock Award Plan, authorizing an increase in the number of shares of our common stock reserved for issuance under the plan from 1,000,000 shares to 2,000,000 shares plus (i) the number of shares with respect to which awards previously granted under our 1997, 1999, and 2000 stock option plans that terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) any shares available for grant in the share reserve for the 1997, 1999, and 2000 stock option plans as of the date this proposal is approved by the stockholders; (iii) with respect to awards granted under the plans, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of exercise price of any award or any tax withholding requirements in connection with any award granted under the existing plans.  As of March 31, 2009, 1,294,354 shares of the Company’s common stock were available for grant under the plans.

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

Stock-based compensation cost recognized in the three months ended March 31, 2009 was $29,825, which consisted of $9,437 of expense relating to stock options issued in 2007 which will be recognized quarterly through March 2010, and $8,730 of expense related to options issued in 2008 which will be recognized quarterly through March 2011, and $11,658 of expense relating to stock options issued in 2009 which will be recognized quarterly through July 2011.  Stock based compensation expense for the three months ended March 31, 2008 totaled $68,227.  This compensation expense is included in the selling, general and administrative expenses on the consolidated statements of operations.

Option activity under the Company’s stock option plans during the three months ended March 31, 2009 was as follows:

		Weighted			Weighted
		Average			Average
	Option	Exercise		Option	Exercise
	Shares	Price		Shares	Price
Outstanding, December 31, 2008	1,551,030	$2.02	Outstanding, December 31, 2007	1,775,873	$5.73
Granted	865,000	$0.19	Granted	40,000	$1.19
Exercised	-	$-	Exercised	-	$-
Expired or terminated	(798,697)	$0.81	Expired or terminated	(265,442)	$19.80
Outstanding, March 31, 2009	1,617,333	$1.64	Outstanding, March 31, 2008	1,550,431	$3.21
Exercisable, March 31, 2009	1,002,333	$2.45	Exercisable, March 31, 2008	1,199,429	$3.70

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2009 was 6.86 years and $3,321 and for options exercisable at March 31, 2009 was 5.67 years and $0.  The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2008 was 6.34 years and $1,000 and for options exercisable at March 31, 2008 was 8.20 years and $1,000.

As of March 31, 2009, $78,700 of compensation cost related to unvested stock options is expected to be recognized through fiscal 2011.

The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2009	March 31, 2008
Weighted average expected stock price volatility	78% and 85%	89% and 91%
Weighted average expected option life (years)	3.0	3.0
Risk-free interest rate	1.13%, 1.31% and 1.37%	2.19% and 2.51%
Expected dividends	0%	0%

4.	REVENUE CONCENTRATIONS

For the three months ended March 31, 2009, the Company recognized $112,372 of revenue for sales to Panasonic and $93,000 of revenue for sales to Dakota International Trading, a supplier of replacement pens for Gateway products.

The Company does not anticipate future material revenue from Panasonic or Dakota International Trading.

5.	INVENTORY

The Company’s inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers.

Inventory consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$-	$13,838
Finished goods	-	-
Inventories - net	$-	$13,838

6.	PROPERTY AND EQUIPMENT

Depreciation expense for property and equipment was $33,331 and $33,473 for the three months ended March 31, 2009 and 2008, respectively.  As the company ceased operations during the quarter, and expects the net recoverable scrap value of the assets to be minimal, an impairment charge of $241,696 was recorded to adjust the net book value of the property and equipment to zero.

Property and equipment consists of the following at:

	March 31, 2009	December 31, 2008
Computer equipment and software	$533,561	$533,561
Tooling	65,783	65,783
Other machinery and equipment	43,089	64,466
Leasehold improvements	19,400	19,400
Office furniture and fixtures	149,171	149,170
Total	811,004	832,380
Accumulated depreciation	(811,004)	(557,353)
Property and equipment - net	$-	$275,027

7.	PATENTS

Amortization expense for patents was $21,397 and $21,575 for the three months ended March 31, 2009 and 2008, respectively.   The estimated amortization expense for existing patents is approximately $87,000 for each of the next four years and $63,000 in year five.  See Note 14 for discussion relative to the disposition of the underlying technology related to these patents.  These patents support the technology being sold.

8.	ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following amounts:

	March 31, 2009	December 31, 2008
Termination and severance expenses	$181,661	$184,252
Accrued salaries, benefits and payroll taxes	45,054	77,726
Vacation salary accruals	-	49,901
Total accrued salaries and benefits	$226,715	$311,879

9.	OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following amounts:

	March 31, 2009	December 31, 2008
Accrued rent	$-	$49,207
Accrued accounting and legal expenses	73,416	82,150
Warranty reserve	63,584	63,584
Accrued commissions	1,930	6,018
Non-cancelable purchase order commitments	11,895	348,659
Other operating expense accruals	46,526	50,179
Total other accrued expenses	$197,351	$599,797

10.	INCOME TAXES

As of March 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.5 million, which expire in 2019 through 2028, and net operating loss carryforwards for state income tax purposes of approximately $7.4 million, which expire in 2009 through 2013.  The Company has reviewed its deferred tax asset based on these carryforwards and has provided a full valuation allowance against the asset.  The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history.  In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset.  Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made.  The Company does not believe that recognition is likely before the end of fiscal year 2009.

During the three months ended March 31, 2009, the Company incurred operating losses.  Any potential income tax benefit from those losses has been fully offset by a valuation allowance.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007.  The adoption of FIN 48 has not had an impact on the Company's financial position or results of operations for the three months ended March 31, 2009 and 2008.  The Company has no recorded unrecognized tax benefit, as described in FIN 48, as of March 31, 2009.

It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  There is no interest or penalties accrued as of March 31, 2009 and 2008.

The tax years 1996 through 2008 remain open to examination for federal income tax purposes and from 2002 to 2008 for state taxing jurisdictions to which the Company is subject.  As of March 31, 2009, the Company is not undergoing any U.S. Federal or state tax audits.  The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

There was no current income tax expense for the three months ended March 31, 2009 and 2008 because the Company recognized a loss for the periods.

11.	COMMITMENTS AND CONTINGENCIES

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

Van H. Potter and Mark R. Sokolowski

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

On July 16, 2009, the Company entered into amendments to our Change of Control Severance Agreements with Mr. Potter and Mark Sokolowski, our Chief Financial Officer.  The Company entered into these agreements to incent Messrs. Potter and Sokolowski to remain employed with the company to assure the successful wind down of our operations and the payment and settlement of outstanding payables and liabilities.  Under the agreements, as amended, each of Messrs. Potter and Sokolowski will be paid closing bonuses of $215,000 subsequent to the closing of the asset purchase transaction with Wacom.  The closing payments will be paid in three installments, with (a) $161,250 due within three business days following the closing date of the asset purchase transaction, (b) $43,000 due within three business days after the board of directors approves a plan providing for the settlement of all of the Company’s outstanding creditors’ claims and our creditors’ approval of such plan, and (c) $10,750 due within three business days after the board of directors approves a plan to terminate the Company’s business affairs and dissolve the Company.  The Company will also provide each of Messrs. Potter and Sokolowski lump sum payment amounts equal to the amount of premium necessary as of the date the last closing bonus installment is paid to continue all medical, dental, vision, life, accidental death and dismemberment, and short-term and long-term disability insurance as is presently provided by the company, for the period commencing on the date the last closing bonus installment is paid through and until December 31, 2009.  In the event the Company files for bankruptcy protection, all remaining closing bonus payments that have not been paid to Messrs. Potter and Sokolowski as of the date of that filing, as well as the payment for continued group insurance benefits, shall accelerate and become immediately due.

Lease Agreement.  In May 2007 the Company entered into a five year lease for new corporate headquarters located in Scottsdale, Arizona and transferred operations there in June 2007.  Rent expense for the three months ended March 31, 2009 was $169,394.  Future minimum rental payments will be approximately $255,000 in 2009 through 2011, and $190,000 in 2012.  In April 2009, the company vacated the property, and subsequently agreed to pay the landlord $209,749 to terminate the lease if payment is received by landlord by October 5, 2009.

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

Therefore, pursuant to the criteria established by SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has determined that all of its electronic switch operations for the years ended March 31, 2008 should be reclassified as income from discontinued operations.

A summary of the results from discontinued operations for the three months ended March 31, 2008 are as follows:

Income from Discontinued Duraswitch Segment:

Net Revenue	$379,126
Cost of Goods Sold:	120,930
Gross Profit	258,196
Operating Expenses	154,463
Income From Discontinued Operations	$103,733

There was no tax effect from the discontinued operations.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. SFAS 165 also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company does not believe the adoption of SFAS 165 will have an impact on the Company’s financial position, results of operations or liquidity.

14.	SUBSEQUENT EVENTS

On March 10, 2009, the Company executed a binding Letter of Intent (LOI) to enter into a merger agreement with U.S. Rental Housing REIT, Inc. (USRHR). Under the terms of the LOI, USRHR had agreed to provide funding to InPlay for audit and consulting fees and working capital. As of May 5, 2009, USRHR had not provided the agreed upon funding. On May 7, 2009, the Company announced that it had terminated pursuit of the merger.

As a result of a lack of funding, the Company significantly wound down operations during the first quarter of 2009 and focused its attention on the sale of assets. The Company’s goal is to negotiate outstanding obligations with creditors, satisfy legal and regulatory requirements associated with any sale and wind down of the Company, and close operations with the approval of stockholders.

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

On June 26, 2009, the Company executed an asset purchase agreement (APA) with Wacom Co. Ltd. pursuant to which the Company has agreed to sell all of its ownership right, title and interest in and to the intellectual property pertaining to the digital computer pen and digitizer segment of its business, including, without limitation, the human interface device technology used in the Magic Point Pen and the Write Sense products, which represents substantially all of the Company’s remaining assets.  This transaction is conditioned on, among other things, stockholders approval of the APA.  Upon completion of the transaction, the Company intends to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve the Company and its subsidiaries, including FinePoint Innovations. If the Company is able to successfully negotiate settlements of its obligations, the Company believes it will be able to avoid bankruptcy. In connection with the dissolution, if any proceeds remain following the payment of transaction costs and the settlement and payment of its outstanding liabilities, the Company intends to distribute any remaining proceeds to its stockholders and dissolve the Company in accordance with the plan of liquidation and dissolution.

Wacom may terminate the APA if, among other reasons, the transaction is not consummated by October 5, 2009.  If  the Company is unable to consummate the transaction, the Company believes it will be forced to file for bankruptcy protection.  If the Company is successful in the sale of the assets, bonus payments to management discussed in Note 11 will be made.

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

We intend to qualify both our written or oral forward-looking statements made from time to time in connection with filings with the Securities and Exchange Commission or in public news releases for protection under the safe harbors discussed above.  Forward-looking statements are based largely on our expectations and because they are estimates, such statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements, each of which speaks only as of the date the statement is made.  Statements in this Form 10-Q, including those set forth in the Notes to the Consolidated Financial Statements, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 describe factors that could contribute to or cause actual results to differ materially from our expectations.  Some factors that could cause actual results to differ materially from those expressed in such forward-looking statements include the following:

•	Our ability to successfully manage cash resources;
•	Our ability to protect our intellectual property;
•	Technological changes that impact our intellectual property;
•	Any material delay that may negatively impact our ability to complete the sale of our assets and dissolve our company;
•	Inability to obtain stockholder or other regulatory approvals needed to complete the sale of our assets and dissolve our company; and
•	Any unforeseen legal challenges affecting our business or intellectual property.

In addition, new factors, other than those identified in this Form 10-Q or our most recent Annual Report on Form 10-K, may emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.  We do not undertake, and we specifically disclaim, any obligation to publicly update or review any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference, whether as a result of new information, future events or otherwise, except as required by applicable law.  The Company will incorporate by reference this Form 10Q in a proxy statement it intends to file to obtain stockholder vote on the matter of selling the FinePoint technology.

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

On June 26, 2009, we executed an asset purchase agreement (APA) with Wacom Co. Ltd. pursuant to which we have agreed to sell all of our ownership right, title and interest in and to the intellectual property pertaining to the digital computer pen and digitizer segment of our business, including, without limitation, the human interface device technology used in the Magic Point Pen and the Write Sense products, which represents substantially all of our remaining assets.  This transaction is conditioned on, among other things, our stockholders approving the APA.  Upon completion of the transaction, we intend to negotiate settlements for amounts owed to creditors, cease business operations, and dissolve our company and its subsidiaries, including FinePoint Innovations. If we are able to successfully negotiate settlements of our obligations, we believe we will be able to avoid bankruptcy. In connection with the dissolution, if any proceeds remain following the settlement and payment of our outstanding liabilities, we intend to distribute any remaining proceeds to our stockholders and dissolve our company in accordance with the plan of liquidation and dissolution. However, depending on the settlements with creditors, there may be no remaining proceeds to distribute to shareholders.   If the Company is successful in the sale of the assets, $215,000 in bonus payments to management will be made prior to any distributions to stockholders.

Wacom may terminate the APA if, among other reasons, the transaction is not consummated by October 5, 2009.  If we are unable to consummate the transaction, we believe we will be forced to file for bankruptcy protection.

Overview of Business

We have developed and patented innovative human interface devices (HIDs) for electronic products.  Our FinePoint digital computing pen technology offers significant advancement in performance and feature enhancement over current analog products.  Target markets for these products include tablet PCs and other mobile computing devices.  This technology is intellectual property intending to be sold under the asset purchase agreement discussed above

The accompanying financial statements have been prepared at historical cost which assumes that the Company will continue as a going concern however management believes this basis of accounting approximates liquidation basis accounting.  The Company has experienced significant operating losses since its inception and its accumulated net deficit is in excess of $33.5 million.  During 2007, the Company completed production for our primary customer, Gateway. During 2008, the Company’s revenue was primarily related to non-recurring engineering fees and low volume production for Panasonic. Due to a lack of funding, the Company subsequently completed production and does not anticipate revenue from either customer. During the first quarter of 2009, the Company ceased ongoing operations, and as a result, will continue to incur losses.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable amount of time.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation:  The Company has presented the accompanying financial statements on the basis that contemplates the realization of assets and settlement of obligations in the normal course of conducting the business.  In May 2009, Management decided that it would liquidate the assets of the Company and attempt to settle its obligations.  Management has presented the 2008 and 2009 financial statements on a basis assuming the Company would continue as a going concern.  Management alternatively considered whether presentation on a liquidation basis of accounting would be appropriate.  Management determined that historical cost basis of the assets and liabilities was appropriate at March 31, 2008 because it continued to operate the business through its decision to liquidate in May 2009.

Revenue Recognition.  Our FinePoint segment manufactures digital pens and digitizers for the convertible notebook and tablet PC market.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.  Generally, all of these conditions are met at the time we deliver products to our customers.

Inventory Valuation.  Our inventory is primarily comprised of certain raw materials that are used in the manufacture of digital pens and digitizers, and finished goods which are primarily pens and digitizers that are in transit to the customer.  We record inventories at the lower of cost or market value, determined using the first-in, first-out method.  Our policy is to write down our inventory for estimated obsolescence or unmarketable inventory to the extent the cost exceeds the estimated market value.  We base the estimate on our assumptions about future demand and market conditions.  If actual market conditions are less favorable than those assumed in our estimates, additional inventory write-downs might be required.  We reflect any write-down of inventory in the period in which the facts giving rise to the inventory write-down become known to us.

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

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any.  We use present value and market value techniques to measure reporting unit fair value.  If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.  If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.   As the Company has entered into an Asset Purchase Agreement to sell the technology covered by the patents recorded on the accompanying balance sheet, Management believes that the $2,000,000 selling price provides evidence that the carrying value of those patents is not impaired at March 31, 2009.

In accordance with SFAS No. 142, we performed our annual impairment test in December 2008 and it was determined that the goodwill related to the FinePoint segment was impaired and goodwill was adjusted to a fair market value of  zero.

In March 2009, upon winding down operations, it was determined that all property and equipment was impaired and  as the net recoverable scrap value of the assets is expected to be minimal, an impairment charge of $241,696 was recorded to adjust the net book value of the property and equipment to zero.  This amount is reported within selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2009.

Income Taxes.  Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes.  A valuation allowance reduces deferred tax assets to an amount that represents our best estimate, of the amount of such deferred tax assets that, more likely than not, will be realized.  We regularly review our deferred tax assets for recoverability and, if necessary, establish a valuation allowance.  Based on our review of the deferred tax assets at March 31, 2009, we have determined that a full valuation allowance was required against all of our deferred tax assets.

Results of Operations

Net Revenue.  The following table summarizes our net revenue:

	Three months ended March 31,
Net Revenue	2009	2008	Increase (Decrease)	Increase (Decrease) %
FinePoint	$217,527	$8,951	$208,576	2330%

Net FinePoint Revenue.  The increase in FinePoint revenue was due to increased shipments of products.  Revenue during the quarter ended March 31, 2009 included $112,372 from Panasonic and $93,000 from Dakota International Trading for a Gateway program that was discontinued in 2007. We shipped all remaining orders for Panasonic and do not anticipate any future revenue from this customer.

Cost of Goods Sold and Gross Profit.  The following tables summarize our cost of goods sold (COGS) and gross profit:

	Three months ended March 31,
Cost of Goods Sold	2009	2008	Increase (Decrease)	Increase (Decrease) %
FinePoint	$128,397	$9,618	$118,779	1235%

Gross Profit	2009	2008	Increase (Decrease)	Increase (Decrease) %
FinePoint	$89,130	$(667)	$89,797	N/A

FinePoint.  FinePoint gross profit was generated primarily from the sale of replacement pens for Gateway products as we were able to recover inventory that was previously classified as obsolete.

Selling, General and Administrative Expenses.  The following table summarizes our selling, general and administrative expenses (SG&A):

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Increase (Decrease) %
FinePoint	$65,054	$239,981	$(174,927)	(73)%
Corporate	479,097	544,693	(65,596)	(12)%
Total SG&A	$544,151	$784,674	$(240,523)	(31)%

Selling, general and administrative expenses consist mainly of salaries, commissions, and other compensation expense for sales and administrative personnel, sales commissions and fees for external sales representatives, and corporate administrative expenses.

FinePoint SG&A.  The decrease in expenses for the three-months ended March 31, 2009 from the previous year was primarily due to decreased headcount and reduced spending on sales and marketing efforts as operations were ceased during the quarter.

Corporate SG&A.  The overall decrease for the three-months ended March 31, 2009 from the previous year is due to decrease in headcount as operations were ceased during the quarter.

Research, Development and Commercial Application Engineering Expenses.  The following table summarizes our research, development and commercial application engineering expenses (R&D):

	Three months ended March 31,
R&D	2009	2008	Increase (Decrease)	Increase (Decrease)
FinePoint	$296,292	$948,754	$(652,462)	(69)%

FinePoint R&D.  Research and development expenses consist primarily of compensation for our engineering personnel, consulting expenses, project materials and patent amortization expenses. The decrease in expenses for the three-months ended March 31, 2009 from the previous year was due to decreased spending as we ceased further development of our technologies and reduced headcount.

Other Income – net.  Other income includes interest income of $460 for the three months ended March 31, 2009, compared to $33,881 for the three months ended March 31, 2008.  The decrease was due to lower cash balances than the previous year.  Other income also includes an impairment charge for property and equipment of $241,686 for the three months ended March 31, 2009.

Liquidity and Capital Resources.

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

We had cash and cash equivalents of $34,142 on March 31, 2009.  Cash decreased $338,479 from December 31, 2008.

Net cash used in operating activities was $359,979 for the three months ended March 31, 2009.  The cash used in operating activities consisted primarily of cash used for ongoing operating activities and expenses.

Net cash provided by investing activities was $21,500 for the three months ended March 31, 2009.  The net cash provided by investing activities was due to the redemption of the restricted cash for $20,000 and the sale of equipment for $1,500.

The Company intends to complete the Wacom transaction and begin settlement of its obligations upon receipt of the funds from Wacom.  Management has not yet begun settlement discussions with creditors.  There may be no residual cash or other assets to distribute to shareholders upon making final payments to creditors and employees.

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

Evaluation of Internal Control Over Financial Reporting

In connection with the preparation of the Quarterly Report on Form 10Q for the three months ended March 31, 2009 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the assistance of external advisors and our audit committee, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that the design and operation of our internal control over financial reporting are ineffective as of December 31, 2008 due to the identification of a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 2, related to a lack of segregation of duties over our financial reporting function.

We are aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, due to the winding down of the business, we have decided that, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are increased but that the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases.

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

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Due to the reduction in personnel, the function of recording transactions and performing the financial closing and reporting function was conducted by one individual.  The Company’s CEO and members of the Board of Directors provide some high level review of this information.

PART II.  OTHER INFORMATION

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

2.5
Asset Purchase Agreement dated June 26, 2009, among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd (incorporated herein by reference to Exhibit 2.5 on Form 8-K, filed July 26, 2009)

2.6
Loan and Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. (incorporated herein by reference to Exhibit 2.6 on Form 10-K, filed August 11, 2009)

2.7
Patent, Trademark and Copyright Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. (incorporated herein by reference to Exhibit 2.7 on Form 10-K, filed August 11, 2009)

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

InPlay Technologies, Inc.
(Registrant)

Date: August 13, 2009	By:	/s/ Van H. Potter
Van H. Potter
Chief Executive Officer

Date: August 13, 2009	By:	/s/ Mark R. Sokolowski
Mark R. Sokolowski
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

2.5
Asset Purchase Agreement dated June 26, 2009, among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd (incorporated herein by reference to Exhibit 2.5 on Form 8-K, filed July 26, 2009)

2.6
Loan and Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. (incorporated herein by reference to Exhibit 2.6 on Form 10-K, filed August 11, 2009)

2.7
Patent, Trademark and Copyright Security Agreement dated June 26, 2009 among InPlay Technologies, Inc., FinePoint Innovations, Inc. and Wacom Co. Ltd. (incorporated herein by reference to Exhibit 2.7 on Form 10-K, filed August 11, 2009)

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